Form 10QSB
period 1999-09-30
ROSE GROUP OF NEVADA
filed 1999-11-15
CIK 1091810

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the three and nine months ended September 30, 1999 and 1998

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
      For the transition period from __________, 19__, to __________, 19__.

                         Commission File Number 0-26857

                           THE ROSE GROUP CORPORATION
                           --------------------------
                           OF NEVADA AND SUBSIDIARIES
                           --------------------------
               (Exact Name of Registrant as Specified in Charter)

            FLORIDA                                    59-3575972
            -------                                    ----------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

                1535 NORTHGATE BOULEVARD, SARASOTA, FLORIDA 34234
                -------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (941) 359-1795
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                               |X| YES    |_| NO

There were 7,845,670 shares of the Registrant's $.0001 par value common stock outstanding as of October 31, 1999.

Transitional Small Business Format (check one) Yes |_| NO |X|

                          The Rose Group Corporation of
                             Nevada and Subsidiaries
                        (A DEVELOPMENT STAGE ENTERPRISE)


                                    CONTENTS


PART I - FINANCIAL INFORMATION

    Item 1.     Financial Statements

    Item 2.     Management's Discussion & Analysis of Financial
                Condition and Results of Operations

PART II - OTHER INFORMATION

    Item 1.     Legal Proceedings

    Item 2.     Changes in Securities

    Item 3.     Defaults Upon Senior Securities

    Item 4.     Submission of Matters to a Vote of Security Holders

    Item 5.     Other Matters

    Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                        Consolidated Financial Statements

        For the Nine Months Ended September 30, 1999 and 1998 (Unaudited)


                                    CONTENTS


Consolidated Financial Statements:

    Consolidated Balance Sheet.................................................1
    Consolidated Statements of Operations......................................2
    Consolidated Statements of Changes in Stockholders' Deficit................3
    Consolidated Statements of Cash Flows ...................................4-5
    Notes to Consolidated Financial Statements..............................6-15

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet

                         September 30, 1999 (Unaudited)

ASSETS
Current assets:
    Cash                                                                  $   60,088
    Accounts receivable, factor                                               21,120
    Advance to stockholder                                                    43,583
    Inventory                                                                125,469
    Prepaid loan costs                                                        24,700
                                                                          ----------
Total current assets                                                         274,960

Equipment, net of accumulated depreciation                                    52,615

Other assets:
    Catalogue and web site costs                                             244,027
    Other assets                                                              12,824
Total other assets                                                           256,851

                                                                          $  584,426
                                                                          ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT Current liabilities:
    Accounts payable, trade, including related party of  $34,350          $  123,140
    Accrued expenses                                                          10,938
    Notes payable and current portion of long-term debt                      143,539
                                                                          ----------
Total current liabilities                                                    277,617

Long-term liabilities:
    Note payable, stockholder                                                350,000

Stockholders' deficit
    Preferred stock; $.001 par value; 2,000,000 shares authorized;
        no shares issued and outstanding
    Common stock; $.001 par value; 50,000,000 shares authorized;
        7,205,670 shares issued and outstanding                                7,206
    Additional paid-in capital                                               815,785
    Stock subscription receivable                                            (12,500)
    Accumulated deficit during development stage                            (853,682)
                                                                          ----------
Total stockholders' deficit                                                  (43,191)

                                                                          $  584,426
                                                                          ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                Consolidated Statements of Operations (Unaudited)


                                                                                                        March 13,
                                        Three Months Ended               Nine Months Ended            1997 (Date of
                                           September 30,                   September 30,              Inception) to
                                        ------------------               -----------------            September 30,
                                       1999            1998           1999              1998              1999
                                   --------------------------------------------------------------------------------
Sales                              $     76,213    $    54,372    $    336,913     $    136,614     $    999,476

Cost of sales                            39,580         24,517         182,882           70,571          553,524
                                   --------------------------------------------------------------------------------

Gross profit                             36,633         29,855         154,031           66,043          445,952
                                   --------------------------------------------------------------------------------

Operating expenses:
    General and administrative          324,911         40,936         667,863          245,515        1,217,452
    Depreciation and
        amortization                      1,500          1,496           4,650            4,488           13,046
    Interest expense                      6,750          2,067          20,700           18,600           57,851
                                   --------------------------------------------------------------------------------
Total operating expenses                333,161         44,499         693,213          268,603        1,288,349
                                   --------------------------------------------------------------------------------


Net loss                           $   (296,528)   $   (14,644)   $   (539,182)    $   (202,560)    $   (842,397)
                                   ================================================================================


Loss per share                            $(.07)         $(.01)          $(.12)           $(.11)           $(.23)
                                   ================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Deficit

                Nine Months Ended September 30, 1999 (Unaudited)

                                                                               Accumulated
                                        Common Stock          Additional     Deficit During
                                     ------------------         Paid-In        Development        Stock
                                     Shares      Amount         Capital           Stage        Subscription        Total
                                   ----------------------------------------------------------------------------------------
Balance, December 31, 1998          5,463,670        5,464                       (314,500)                       (309,036)

Sale of stock for cash, net of
    offering cost of $21,750
    (unaudited) (March 1999)          300,000          300       127,950                                          128,250

Stock options issued in
    connection with loan
    (unaudited) (March 1999)                                       5,400                                            5,400

Stock issued for and
    contribution of services
    (unaudited) (March 1999)          250,000          250       152,750                                          153,000

Sale of stock for cash, net of
    offering costs of $7,350
    (unaudited) (June 1999)           100,000          100        42,650                                           42,750

Stock issued in connection
    with accounts payable
    (June 1999) (unaudited)            75,000           75        37,425                                           37,500

Sale of stock for cash, net
    of offering costs of
    $58,840 (September
    1999) (unaudited)                 967,000          967       424,660                            (12,500)      413,127

Stock issued for services
    (September 1999)
    (unaudited)                        50,000           50        24,950                                           25,000

Net loss for the nine-month
    period ended September 30,
    1999 (unaudited)                                                             (539,182)                       (539,182)
                                   --------------------------------------------------------------------------------------
Balance, September 30, 1999
    (unaudited)                     7,205,670     $  7,206    $  815,785      $  (853,682)       $  (12,500)    $ (43,191)
                                   ======================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                Consolidated Statements of Cash Flows (Unaudited)

                                                                                                       March 13,
                                                                         Nine Months Ended           1997 (Date of
                                                                           September 30,             Inception) to
                                                                   ----------------------------      September 30,
                                                                       1999             1998              1999
                                                                   ------------------------------------------------
OPERATING ACTIVITIES
    Net loss                                                       $  (539,182)     $  (202,560)     $  (842,397)
                                                                   ------------------------------------------------
    Adjustments to reconcile net loss to net cash
        used by operating activities:
           Depreciation and amortization                                 4,650            4,488           13,046
           Stock issued for services                                   178,000                           178,000
           (Increase) decrease in:
               Accounts receivable, factor                             (13,323)          24,419          (21,120)
               Inventory                                               (60,728)          (4,065)        (125,469)
               Catalogue and web site costs                            (27,361)        (122,927)        (151,783)
               Other assets                                            (29,187)                          (32,157)
           Increase (decrease) in:
               Accounts payable and other accrued expenses             (72,879)          31,060           85,342
               Stock payable                                                                              37,500
                                                                   ------------------------------------------------
    Total adjustments                                                  (20,828)         (67,025)         (16,641)
                                                                   ------------------------------------------------
    Net cash used by operating activities                             (560,010)        (269,585)        (859,038)
                                                                   ------------------------------------------------

INVESTING ACTIVITIES
    Acquisition of equipment                                           (37,963)                          (65,628)
    Acquisition of Vascular International of
        Nevada, Inc., net                                                                (6,821)          (6,821)
                                                                   ------------------------------------------------
    Net cash used by investing activities                              (37,963)          (6,821)         (72,449)
                                                                   ------------------------------------------------

FINANCING ACTIVITIES
    Net borrowings on line of credit                                    24,895                            24,895
    Proceeds from notes payable                                        100,000                           100,000
    Payments on notes payable                                          (56,356)                          (56,356)
    Advances to stockholder                                            (43,583)                          (43,583)
    Proceeds from note payable, stockholder                                             294,321          739,403
    Payments on note payable, stockholder                                               (53,429)        (389,403)
    (Payments) borrowings on offering costs                            (39,970)         (14,873)          31,492
    Proceeds from issuance of common stock                             672,067                           585,127
                                                                   ------------------------------------------------
    Net cash provided by financing activities                          657,053          226,019          991,575
                                                                   ------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                         59,080          (50,387)          60,088

CASH AT BEGINNING OF PERIOD                                              1,008           48,644
                                                                   ------------------------------------------------

CASH AT END OF PERIOD                                              $    60,088      $    (1,743)     $    60,088
                                                                   ================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                Consolidated Statements of Cash Flows (Unaudited)

                                                                                March 13,
                                                                              1997 (Date of
                                                        Nine Months Ended     Inception) to
                                                          September 30,       September 30,
                                                        1999        1998          1999
                                                    ---------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    AND NONCASH INVESTING AND FINANCING ACTIVITIES
        Cash paid during the year for interest      $    20,700              $    33,051
                                                    =======================================

    Included in accounts payable at September 30, 1999 and 1998 are the approximate amounts of $16,694 and $75,550 relating to catalogue and web site costs and $235 and $31,500 relating to offering costs, respectively.

    During the nine months ended September 30, 1999, the Company adjusted offering costs and accounts payable by $7,500 for the recognition of various payables.

    During the nine months ended September 30, 1999, the Company converted approximately $75,000 of accounts payable with a vendor into a short-term note payable.

    During the nine months ended September 30, 1999, the Company issued an option agreement for 100,000 shares of common stock as an incentive to a lender. The value of these options as calculated by the Black-Scholes option-pricing model was approximately $5,400, which is shown as a prepaid loan cost in the accompanying balance sheet.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

        For the Nine Months Ended September 30, 1999 and 1998 (Unaudited)

1.      BACKGROUND INFORMATION AND GOING CONCERN

On March 10, 1998, The Rose Group Corporation of Nevada (the "Parent"), formerly known as Vascular International of Nevada, Inc., acquired all of the outstanding common stock of The Rose Group Corporation, a Delaware corporation and all stock of Rosebaby.com of Utah, Inc., a Utah corporation (the "Subsidiaries"). The consolidated entity will be referred to as the "Company." For accounting purposes, the acquisition has been treated as a recapitalization of The Rose Group Corporation with The Rose Group Corporation as the acquirer (reverse acquisition). The historical financial statements prior to March 10, 1998 are those of The Rose Group Corporation. Pro forma information giving effect to the acquisition as if the acquisition took place on March 13, 1997 (date of inception of The Rose Group Corporation) is as follows:


                                                                                 March 13,
                       Three Months Ended            Nine Months Ended         1997 (Date of
                          September 30,                 September 30,          Inception) to
                       ------------------            -----------------         September 30,
                      1999            1998           1999          1998             1999
                  --------------------------------------------------------------------------
Net sales         $    76,213     $    54,372    $   336,913    $  136,614       $  999,476
                  ==========================================================================
Net loss          $  (296,528)    $   (14,644)   $  (539,182)   $ (202,560)      $ (849,159)
                  ==========================================================================
Basic loss per
   common stock         $(.07)          $(.01)         $(.12)        $(.11)           $(.23)
                  ==========================================================================

The Parent was incorporated in the state of Nevada on February 6, 1996 and was a public shell corporation at the time of acquisition. The Rose Group Corporation was incorporated in the state of Delaware on March 13, 1997. Rosebaby.com of Utah, Inc. was incorporated on April 29, 1999. These companies are wholly owned subsidiaries of the Parent.

Management of the Company plans to continue to develop the Company as a prenatal and postpartum selfcare and healthcare manufacturer, wholesaler, mass marketer to retail outlets, and direct seller to consumers through its internet e-commerce facilities of certain products and related consulting services that are marketed under the nationally known trademark and brand name "LAMAZE." The Company also intends to market other nationally known brands of products for newborns and toddlers through its ROSEBABY.COM internet e-commerce web site and supplemental catalogues.

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

        For the Nine Months Ended September 30, 1999 and 1998 (Unaudited)

1.      BACKGROUND INFORMATION AND GOING CONCERN (CONTINUED)

The corporate headquarters is located in Sarasota, Florida.

The Company is considered a development stage enterprise devoting substantially all of its efforts to establishing customers and vendor relationships, establishing complete product lines, and raising capital through private placement sales.

The Company had sales to a significant customer of $41,215 and $30,716 for the three months ended September 30, 1999 and 1998, respectively; $212,010 and $36,711 for the nine months ended September 30, 1999 and 1998, respectively; and $603,031 for the period March 13, 1997 to September 30, 1999; which made up 56.3 percent, 54.0 percent, 62.9 percent, 26.8 percent, and 60.8 percent of total sales for those periods, respectively.


2.      SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed are:

        The accompanying consolidated financial statements include the accounts of the Parent and its wholly owned subsidiaries, The Rose Group Corporation (a Delaware corporation), and Rosebaby.com of Utah, Inc. (a Utah corporation). All significant intercompany transactions have been eliminated in the consolidation.

        In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of 1) the results of operations for the three and nine months ended September 30, 1999 and 1998 and from inception to September 30, 1999, 2) the financial position at September 30, 1999, and 3) cash flows for the nine-month periods ended September 30, 1999 and 1998 and from inception to September 30, 1999, have been made.

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

        For the Nine Months Ended September 30, 1999 and 1998 (Unaudited)

2.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Revenue is recognized once products are shipped. The Company sells to its customers based on its standard credit policies and reviews accounts receivable providing for any bad debts. At September 30, 1999, management believes all accounts receivable are fully collectible and no allowance for bad debt is required.

        Inventory is stated at the lower of cost (first-in, first-out) or market.

        Equipment is recorded at cost. Depreciation is calculated by the accelerated method over the estimated useful lives of the assets, ranging generally from 5 to 15 years. Additions to and major improvements of equipment are capitalized. Maintenance and repair expenditures are charged to expense as incurred. As equipment is sold or retired, the applicable cost and accumulated depreciation are eliminated from the accounts and any gain or loss is recorded.

        In connection with the Company's private placement, offering costs are deferred and are offset against the proceeds of the offering or expensed if the total offering is unsuccessful, both on a pro rata basis.

        Costs to design and produce the Company's catalogue and web site are deferred and amortized over the expected useful life of five years. No amortization expense has been recorded as of September 30, 1999 since the catalogue and web site are not yet in service.

        Non-direct response advertising costs are charged to expense as incurred and amounted to $4,700, $7,657, $2,240, and $18,859 for the three months ended September 30, 1999, the nine months ended September 30, 1999 and 1998, and the period March 13, 1997 to September 30, 1999, respectively.

        When the Company has long-lived assets that have a possible impairment indicator, the Company estimates the future cash flows from the operation of these assets. If the estimated cash flows recoup the recorded value of the assets, they remain on the books at that value. If the net recorded value cannot be recovered, the assets are written down to their fair market value if lower than the recorded value. No long-lived assets have been impaired since the inception of the Company.

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

        For the Nine Months Ended September 30, 1999 and 1998 (Unaudited)

2.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        The Financial Accounting Standards Board issued Statement No. 123 (FASB No. 123), "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. This statement provides that expense equal to the fair value of all stock-based awards on the date of the grant be recognized over the vesting period. Alternatively, this statement allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation expense is recorded on the date the options are granted to employees equal to the excess of the market price of the underlying stock over the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure of the provisions of FASB No. 123.

        Basic loss per share (EPS) is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. Diluted EPS are not presented because they are anti-dilutive.

        In accordance with the Securities and Exchange Commission Staff Accounting Bulletin 1:B, the Company recorded as an expense and as additional paid-in capital the estimated fair value for services provided to it by its president and vice president of operations that were not paid with cash.


3.      INVENTORY

Inventory consists of:

                                                                 September 30,
                                                                      1999
                                                                 -------------
        Finished goods                                           $    58,115
        Raw materials                                                 41,045
        Supplies inventory                                            26,309
                                                                 -------------
                                                                 $   125,469
                                                                 =============

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

        For the Nine Months Ended September 30, 1999 and 1998 (Unaudited)

4.      EQUIPMENT

Equipment consists of:
                                                                                September 30,
                                                                                    1999
                                                                                -----------
        Office and computer equipment                                           $     4,698
        Die cutting and molding equipment                                            56,132
        Leasehold improvements and other                                              4,798
                                                                                -----------
                                                                                     65,628
        Less accumulated depreciation                                                13,013
                                                                                $    52,615

5.      NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consist of:
                                                                                September 30,
                                                                                -----------
                                                                                    1999
        Line of credit payable; maximum borrowing $30,000; due on demand;
           interest at 2.0% over prime (7.75% at September 30, 1999);
           collateralized by inventory and personally
           guaranteed by majority stockholder                                   $    24,895
        Note payable; interest at 6.0%; interest only
           payments due quarterly; due March 15,
           2000; unsecured and personally
           guaranteed by a stockholder                                              100,000
        Note payable; interest at 9.8%; $5,226 payable
           per month including interest; due January 25,
           2000; unsecured                                                           18,644
        Note payable, majority stockholder; due
           December 31, 2001; interest at 6.0% per
           annum; unsecured                                                         350,000
                                                                                -----------
                                                                                    493,539
        Less amounts currently due                                                  143,539
                                                                                -----------
                                                                                $   350,000
                                                                                ===========

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

        For the Nine Months Ended September 30, 1999 and 1998 (Unaudited)


5.      NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

The following is a schedule by year of the principal payments required on these notes payable and long-term debt:

        1999                                                        $143,539
        2000                                                        $350,000


6.      LEASE COMMITMENTS

The Company rents office space under an operating lease with a remaining lease term greater than one year. Monthly rent payments are $3,805.

The following is a schedule by year of the lease payments required:

        1999                                                       $    19,375
        2000                                                            46,500
        2001                                                            46,500
        2002                                                            31,000
                                                                   -----------
                                                                   $   143,375
                                                                   ===========

Rent expense amounted to $11,580, $4,325, $20,327, $16,924, and $54,174 for
three months ended September 30, 1999 and 1998, the nine months ended September 30, 1999 and 1998, and the period March 13 1997 through September 30, 1999, respectively.


7.      ACCOUNTS RECEIVABLE, FACTOR

The Company entered into an agreement to sell its accounts receivable, with recourse, to Bayview Growth Corporation (Bayview). The agreement calls for the immediate payment of 85 percent and 75 percent of the face value of the accounts receivable at September 30, 1999 and December 31, 1998, respectively, with the remaining percent payable upon collection of the receivable by Bayview. The Company is charged various factoring and financing fees amounting to one percent for each 10-day period the receivables are not collected by Bayview. The amounts shown on the balance sheet September 30, 1999 represent the unfunded portion of the receivables not yet collected by Bayview.

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

        For the Nine Months Ended September 30, 1999 and 1998 (Unaudited)


7.      ACCOUNTS RECEIVABLE, FACTOR (CONTINUED)

In the event of a default, or 90 days from invoice date, the Company must repurchase the accounts receivable from Bayview. Losses from defaults have not been significant. The Company is contingently liable in the amount of $39,597 at September 30, 1999 relating to such receivables sold with recourse.


8.      OTHER COMMITMENTS

On February 28, 1999, the Company executed an exclusive agreement with LAMAZE from AMI, Inc. This agreement allows the Company to use the "LAMAZE" trademark on the advertising, packaging, and marketing materials related to maternity support hose, nursing shawls, and other products as submitted to and approved by LAMAZE. The Company is required to pay a fee of nine percent of the net sales (sales less returns and allowances) of the authorized products (listed above) with a minimum yearly fee of $45,000 payable in installments on January 15th and July 15th of every year.


9.      INCOME TAXES

From the date of inception to February 28, 1998, the Subsidiaries, with the consent of the stockholders, elected to be taxed under the Internal Revenue Code as an S corporation. In lieu of corporate income taxes, the stockholders of an S corporation are taxed on their proportionate share of the Company's taxable income or loss. As of the date of the merger with Vascular International of Nevada, Inc., the Subsidiaries became C corporations and will be taxed as such.

The Company has a loss carryforward of approximately $134,000 as of December 31, 1998 that may be applied against future taxable income. This loss gives rise to a deferred tax asset at December 31, 1998 of approximately $35,185. Management has established a valuation allowance equal to the amount of the deferred tax asset due to the uncertainty of the Company's realization of this benefit.

        Loss carryforward                                     $   35,185
        Less valuation allowance                                  35,185
                                                              ----------
        Net deferred tax assets                               $        0
                                                              ==========

The loss carryforward expires on December 31, 2013.

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

        For the Nine Months Ended September 30, 1999 and 1998 (Unaudited)


10.     STOCK OPTIONS

The Company issues stock options as incentives to lenders. The exercise price of the options are equal to the price at which the Company last sold shares of its common stock. The life of the options equal approximately 2.5 years.

The following is a summary of the status of stock options outstanding and exercisable at September 30, 1999:

                                            Weighted             Weighted
                                        Average Remaining         Average
        Exercise Price     Number       Contractual Life      Exercise Price
        --------------------------------------------------------------------
             $.50          100,000         2.25 years              $.50

The weighted average fair value of the options at their grant date during 1999 was $.50. The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average of the assumptions used in the model:

        Risk-free interest rate                                    5.11%
        Expected years until exercised                             2.25


11.     STOCKHOLDERS' EQUITY AND OTHER RELATED PARTY TRANSACTIONS

In December 1997, The Rose Group Corporation of Nevada (f/k/a Vascular International of Nevada, Inc.) completed a private issuance of its securities to present management and affiliated parties wherein 600,000 shares (post-reverse split) were issued for interim capitalization of $14,500 and reorganizational services rendered.

In March 1999, the Board of Directors authorized the Company to issue and sell 300,000 shares of the common stock of the Company at $.50 per share pursuant to Rule 504, Regulation D. In addition, the Board of Directors also authorized a right to "put back" all or part of 150,000 shares of the 300,000 shares purchased to a certain stockholder during a nine-month period commencing in March 2000 and ending in September 2000.

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

        For the Nine Months Ended September 30, 1999 and 1998 (Unaudited)


11.     STOCKHOLDERS' EQUITY AND OTHER RELATED PARTY TRANSACTIONS (CONTINUED)

During the nine months ended September 30, 1999, the Company issued 250,000 shares of common stock in exchange for services rendered by management. The cost of the services has been charged to operations and capital has been increased by $125,000, representing the excess of the cost of the services over the par value of the common stock. In accordance with SFAS 123 "Accounting for Stock-Based Compensation," the fair value of the equity instrument was used. The value assigned of $.50 per share was determined from the most recent third party sale of common stock.

During the nine months ended September 30, 1999, the Company recorded the fair value of services rendered by the president and vice president of operations from January 1, 1999 through March 31, 1999 by charging operations $28,000 and additional paid-in capital in accordance with Staff Accounting Bulletin 1:B.

During June 1999, the Company issued 75,000 shares of common stock in exchange for services rendered by a consulting firm. The cost of the service has been charged to operations and capital has been increased by $37,500. In accordance with SFAS 123 "Accounting for Stock-Based Compensation," the fair value of the equity instrument was used. The value assigned of $.50 per share was determined from the most recent third party sale of common stock.

During September 1999, the Company issued 50,000 shares of common stock in exchange for services rendered by a consulting firm. The cost of the services has been charged to web site costs and capital has been increased by $25,000, representing the excess of the cost of the services over the par value of the common stock. In accordance with SFAS 123, "Accounting for Stock Based Compensation," the fair value of the equity instrument was used. The value assigned of $.50 per share was determined from the most recent third party sale of common stock.

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

        For the Nine Months Ended September 30, 1999 and 1998 (Unaudited)


12.     EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:


                                                                                                March 13,
                                     Three Months Ended            Nine Months Ended          1997 (Date of
                                        September 30,                September 30,            Inception) to
                                     ------------------            -----------------          September 30,
                                    1999            1998          1999           1998              1999
                                --------------------------------------------------------------------------
        Net loss                $  (296,528)    $   (14,644)   $  (539,182)   $ (202,560)     $  (842,397)
                                ==========================================================================
        Weighted average
           number of
           common shares
           used in basic EPS      4,541,660       1,843,726      4,541,660     1,843,728        3,683,147
                                ==========================================================================


13.     SUBSEQUENT EVENTS

On October 7, 1999,the Company entered into a 36-month capital lease. The lease includes various office furniture, computers, and warehouse equipment. The cost of the various equipment is $36,187, with monthly lease payments of $1,693.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This FILING contains forward-looking statements. The words "anticipated," "believe," "expect," "plan," "intend," "seek," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond the Company's control, including, without limitation, the risks described under the caption "business." Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those ANTICIPATED, believed, estimated, or otherwise indicated. Consequently, all of the forward-looking statements made in this FILING are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

The following discussion and analysis should be read in conjunction with the Company's Financial Statements (and related notes thereto) included elsewhere herein.


RESULTS OF OPERATIONS -
    Three Months Ended September 30, 1999 and 1998

SALES

Sales for the period ended September 30, 1999 were $76,213 as compared to $54,372 for the period ended September 30, 1998, an increase of $21,841 or 40.2%. This increase is primarily the result of the distribution of LAMAZE-brand products to Target Stores and Babies-R-Us. Also, the Company is beginning to slowly refocus from the development of its web site and brochures to its marketing force.

COST OF SALES

Cost of sales for the period ended September 30, 1999 was $39,580 (or 51.9% of sales) compared to $24,517 (or 45.1% of sales) for the period ended September 30, 1998. The increase in cost of sales is due to the increase of sales, with the decrease in the percentage of cost of sales being due to the change in product mix.

As a result of the foregoing, the Company realized an increase in gross profit in 1999 as compared to 1998, with a gross profit of $36,633 (or 48.1%) of sales in the period ended September 30, 1999 versus $29,855 (or 54.9%) of sales achieved during the same period in 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses amounted to $324,911 (or 426% of sales) for the three months ended September 30, 1999 as compared to $40,936 (or 75.0% of sales) in 1998. The increase of $283,975 for the period is primarily due to an increase in salaries, overhead expenses, and other compensation for services rendered.

INTEREST EXPENSE

Interest expense for the period ended September 30, 1999 was $6,750 as compared to $2,067 for the same period in 1998. The increase is the result of an increase in debt acquired to proceed with the Company's development of its E-Commerce Division.

LOSS BEFORE INCOME TAXES

The preceding factors combined to show an increase in net loss totaling $281,884 in the period ended September 30, 1999 as compared to the period ended September 30, 1998. There was a net loss of $296,528 for the period ended September 30, 1999 as compared to a net loss of $14,644 for the comparable period in 1998.


RESULTS OF OPERATIONS -
    Nine Months Ended September 30, 1999 and 1998

SALES

Sales for the nine months ended September 30, 1999 were $336,913 as compared to $136,614 for the nine months ended September 30, 1998, an increase of $200,299 or 147%. This increase is primarily the result of the distribution of LAMAZE-brand products to Target Stores and Babies-R-Us.

COST OF SALES

Cost of sales for the nine months ended September 30, 1999 were $182,882 (or 54.3% of sales) as compared to $70,571 (or 51.7% of sales) for the same period in 1998. The increase in cost of sales is due to the increase of sales, with the decrease in cost of sales as a percentage of sales is due to the change in product mix.

As a result of the foregoing, the Company realized an increase in gross profit in 1999 as compared to 1998, with a gross profit of $154,031 (or 45.7% of sales) in the nine months ended September 30, 1999, as compared to $66,043 (or 48.3% of sales) achieved during the same period in 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses amounted to $667,863 (or 198% of sales) for the nine months ended September 30, 1999 as compared to $245,515 (or 179% of sales) for the same period in 1998. The increase of $422,348 is primarily due to an increase of salaries and other compensation for services rendered.

INTEREST EXPENSE

Interest expense for the nine months ended September 30, 1999 was $20,700 as compared to an interest expense of $18,600 in the nine months ended September 30, 1998. The primary reasons for the $2,100 increase in interest expense was due to obtaining more debt.

LOSS BEFORE INCOME TAXES

The preceding factors combined to show an increase in net loss totaling $336,622 in the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. There was a net loss of $539,182 in 1999 as compared to a net loss of $202,560 for the comparable period in 1998.


LIQUIDITY OF CAPITAL RESOURCES

The Company had a working capital deficit of $2,657 at September 30, 1999, which represented a decrease in the deficit of $189,060 from the working capital deficit of $191,717 at December 31, 1998. The decrease in the deficit is mainly due to raising working capital through a private placement of the Company's common stock.

From inception, the Company's operations have been funded by operating revenue, capital contributions, loans from corporate officers, and a bank line of credit. In addition, through September 1999, the Company consummated private placements of 1,367,000 shares of its common stock. The Company's operating activities used cash of $560,010, $269,585, and $859,038 for the nine months ended September 30, 1999 and 1998 and the period March 13, 1997 to September 30, 1999, respectively. The principal use of cash in 1999 and 1998 was to finance operating expenses.

The Company's investing activities used cash of $37,963, $6,821, and $72,449 for the nine months ended September 30, 1999 and 1998 and the period March 13, 1997 to September 30, 1999, respectively. The principal use of cash in these periods was for the acquisition of various types of equipment.

The Company's financing activities provided cash of $657,053, $226,019, and $991,575 for the nine months ended September 30, 1998 and 1998 and the period March 13, 1997 to September 30, 1999, respectively. Loans from Sheldon R. Rose and utilization of the Company's line of credit were the principal sources of cash in these periods. The cash provided by the Company's financing activities for the nine months ended September 30, 1999 primarily resulted from the proceeds of the sale of common stock and from the bridge loan described below.

In January 1999, the Company, through Rose Group Delaware, using the state of Florida corporate assumed name "Fresh Babies, Inc.," obtained a line of credit facility of $30,000 from AmSouth Bank of Florida. Such line bears interest at a rate of 2% over prime (7.75% at September 30, 1999), is due on demand, and is secured by a pledge of all inventory and is personally guaranteed by a majority stockholder.

In March 1999, a bridge loan in the amount of $100,000 was obtained from one investor. The loan bears interest at a rate of 6% per annum and is due on March 15, 2000. In connection with the bridge loan, the Company issued options to purchase 100,000 shares of common stock to the investor.

As of September 1999, a series of private placements totaling 1,367,000 shares of common stock at a purchase price of $.50 per share was completed by the Company (the "504 Private Placements"). The Company received gross proceeds of $683,500 from the 504 Private Placements and such proceeds were utilized to defray the cost of developing the Company's
E-Commerce web site and other working capital costs.

In October 1999, the Company, through its subsidiaries, Rose Group Delaware and RoseBaby.com, put both the catalogue and web site into service. The Company anticipates an increase in sales starting out slowly as the information is distributed and then increasing once information has been circulated.

The Company has entered into a Factoring Agreement with Bayview Growth Corporation (Bayview) whereby Bayview purchases certain receivables of the Company for an advance price equal to 85% of the face value of such receivables and receives a factoring and financing fee for such services.

During the next twelve months, the Company's cash requirements will include, among other things, its lease payments on the Company's office space, salaries payable, payments pursuant to contractual arrangements, and legal and accounting costs associated with Securities and Exchange, as well as miscellaneous overhead. Management believes that upon launching the web site, the Company's existing cash resources and cash generated from operations will be sufficient to fund the Company's on-going operations and provide for the foregoing cash requirements for day-to-day operations, as well as satisfying legal and accounting costs associated with filing the requisite reports under the Securities and Exchange Act of 1934. Management believes that it will be able to achieve a positive cash flow from its E-Commerce operations when it reaches monthly sales of approximately $1,000,000. However, the Company has no guarantee that it will be able to achieve this goal prior to December 31, 1999.

YEAR 2000 COMPLIANCE ISSUES

The Company has established a plan to address Year 2000 issues. This plan encompasses the phases of awareness, assessment, renovation, validation, and implementation. These phases will enable the Company to identify risks, develop action plans, perform adequate testing, and determine if its processing systems will be Year 2000 ready. Successful implementation of this plan is expected to mitigate any extraordinary expenses related to the Year 2000 issue. The Company has a reasonable basis to conclude that the Year 2000 issue will not materially affect future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial conditions. This basis is due to the fact that the Company has recently completed the purchase and installation of a new information technology system consisting of a network of personal computers and other hardware and software that is Year 2000 compliant.

The Company plans to contact all material customers, vendors, suppliers, and non-information technology suppliers (if any) regarding their Year 2000 state of readiness. This process will be completed within the next four months. No assurance can be given that the Year 2000 compliance plan will be completed successfully by the year 2000. The Company's current contingency plan is simplistic and involves operating on a manual basis for a short period of time without interruption of service or quality.

Successful and timely completion of the Year 2000 project is based on management's best estimates derived from assumptions of future events. These events are inherently uncertain, including the progress and results of vendors, suppliers, and customers' Year 2000 readiness.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company.


ITEM 2. CHANGES IN SECURITIES

During the three-month period ended September 30, 1999, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During October 1999, the Company sold and issued 640,000 shares of its common stock to 13 sophisticated individual investors at a purchase price of $.50 per share, or an aggregate price of $320,000. Such issuances were made pursuant to Rule 505 of Regulation D under the Securities Act. Robert H. Jaffe, Esquire, a 5% beneficial owner of the Company's common stock, received a 5% finders fee in connection with those issuances.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the three-month period ended September 30, 1999, the Company was not in default on any of its indebtedness.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three-month period ended September 30, 1999, the Company did not submit any matters to a vote of its security holders.

ITEM 5. OTHER MATTERS

The Company does not have any material information to report with respect to the three-month period ended September 30, 1999.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits included herewith are:
          (27) Financial Data Schedule

(b)   Reports on Form 8-K - None

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:


                                    THE ROSE GROUP CORPORATION
                                      OF NEVADA AND SUBSIDIARIES


Dated: NOVEMBER 15, 1999            By: /s/ SHELDON R. ROSE
                                        ----------------------------------------
                                        Sheldon R. Rose
                                        President and Chief Financial Officer