Form 10QSB/A
period 1999-09-30
ROSE GROUP OF NEVADA
filed 1999-12-06
CIK 1091810

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                 FORM 10-QSB A-1

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the three and nine months ended September 30, 1999 and 1998

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
      For the transition period from __________, 19__, to __________, 19__.

                         Commission File Number 0-26857

                           THE ROSE GROUP CORPORATION
                                    OF NEVADA
--------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

               Nevada                                   59-3575972
 -------------------------------         ---------------------------------------
 (State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or Organization)

                1535 Northgate Boulevard, Sarasota, Florida 34234
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (941) 359-1795
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                          X    YES                NO
                         ---                  ---
There were 7,845,670 shares of the Registrant's $.0001 par value common stock outstanding as of November 30, 1999.

Transitional Small Business Format (check one)  Yes      NO   X
                                                    ---      ---

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

ITEM 1.      FINANCIAL STATEMENTS

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                        Consolidated Financial Statements

        For the Nine Months Ended September 30, 1999 and 1998 (Unaudited)




                                    CONTENTS

Consolidated Financial Statements:

    Consolidated Balance Sheet...................................................................................1
    Consolidated Statements of Operations........................................................................2
    Consolidated Statements of Changes in Stockholders' Deficit..................................................3
    Consolidated Statements of Cash Flows ......................................................................4-5
    Notes to Consolidated Financial Statements.................................................................6-15


                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheet
                         September 30, 1999 (Unaudited)



ASSETS
Current assets:

    Cash                                                                        $     60,088
    Accounts receivable, factor                                                       21,120
    Advance to stockholder                                                            43,583
    Inventory                                                                        125,469
    Prepaid loan costs                                                                24,700
Total current assets                                                                 274,960
                                                                                ------------
Equipment, net of accumulated depreciation                                            52,615
                                                                                ------------
Other assets                                                                          12,824
                                                                                ------------
                                                                                $    340,399
                                                                                ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable, trade, including related party of  $34,350                $    123,140
    Accrued expenses                                                                  10,938
    Notes payable and current portion of long-term debt                              143,539
                                                                                ------------
Total current liabilities                                                            277,617
                                                                                ------------
Long-term liabilities:
    Note payable, stockholder                                                        350,000
                                                                                ------------
Stockholders' deficit

  Preferred stock; $.001 par value; 2,000,000 shares authorized;
     no shares issued and outstanding

  Common stock; $.001 par value; 50,000,000 shares authorized;
        7,205,670 shares issued and outstanding                                        7,206
    Additional paid-in capital                                                       815,785
    Stock subscription receivable                                                    (12,500)
    Accumulated deficit during development stage                                  (1,097,709)
                                                                                ------------
Total stockholders' deficit                                                         (287,218)
                                                                                ------------
                                                                                $    340,399
                                                                                ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
FINANCIAL STATEMENTS.                                                          1

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                Consolidated Statements of Operations (Unaudited)


                                                                                                      March 13,
                                                                                                    1997 (Date of
                                      Three Months Ended               Nine Months Ended            Inception) to
                                           September 30,                    September 30,             September 30,
                                   ---------------------------       ------------------------       ---------------
                                       1999            1998           1999              1998              1999
                                   --------------------------------------------------------------------------------
Sales                              $     76,213    $    54,372    $    336,913     $    136,614     $       999,476

Cost of sales                            39,580         24,517         182,882           70,571             553,524
                                   --------------------------------------------------------------------------------

Gross profit                             36,633         29,855         154,031           66,043             445,952
                                   --------------------------------------------------------------------------------

Operating expenses:
    General and administrative          324,911         40,936         667,863          245,515           1,217,452
    Catalogue and web site
        expenses                         26,606                        244,027                              244,027
    Depreciation and
        amortization                      1,500          1,496           4,650            4,488              13,046
    Interest expense                      6,750          2,067          20,700           18,600              57,851
                                   --------------------------------------------------------------------------------
Total operating expenses                359,767         44,499         937,240          268,603           1,532,376
                                   --------------------------------------------------------------------------------


Net loss                           $   (323,134)   $   (14,644)   $   (783,209)    $   (202,560)    $    (1,086,424)
                                   ================================================================================


Loss per share                     $       (.07)   $      (.01)   $       (.17)    $       (.11)    $          (.29)
                                   ================================================================================




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
STATEMENTS.                                                                    2

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)


           Consolidated Statements of Changes in Stockholders' Deficit

                Nine Months Ended September 30, 1999 (Unaudited)


                                                                             Accumulated
                                       Common Stock          Additional     Deficit During
                                     ------------------        Paid-In       Development           Stock
                                     Shares      Amount      Capital             Stage           Subscription       Total
                                     -------------------------------------------------------------------------------------

Balance, December 31, 1998          5,463,670       5,464                      (314,500)                          (309,036)

Sale of stock for cash, net of
    offering cost of $21,750
    (unaudited) (March 1999)          300,000         300       127,950                                            128,250

Stock options issued in
    connection with loan
    (unaudited) (March 1999)                                      5,400                                              5,400

Stock issued for and
    contribution of services
    (unaudited) (March 1999)          250,000         250       152,750                                            153,000

Sale of stock for cash, net of
    offering costs of $7,350
    (unaudited) (June 1999)           100,000         100        42,650                                             42,750

Stock issued in connection
    with accounts payable
    (June 1999) (unaudited)            75,000          75        37,425                                             37,500

Sale of stock for cash, net
    of offering costs of
    $58,840 (September
    1999) (unaudited)                 967,000         967       424,660                            (12,500)        413,127

Stock issued for services
    (September 1999)
    (unaudited)                        50,000          50        24,950                                             25,000

Net loss for the nine-month
    period ended September 30,
    1999 (unaudited)                                                           (783,209)                          (783,209)
                                   ---------------------------------------------------------------------------------------

Balance, September 30, 1999
    (unaudited)                     7,205,670     $ 7,206    $  815,785     $  (1,097,709)      $  (12,500)    $  (287,218)
                                   =======================================================================================





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
STATEMENTS.                                                                    3

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)


                Consolidated Statements of Cash Flows (Unaudited)


                                                                                                       March 13,
                                                                                                    1997 (Date of
                                                                        Nine Months Ended            Inception) to
                                                                           September 30,             September 30,
                                                                   ------------------------------------------------
                                                                       1999             1998              1999
                                                                   ------------------------------------------------
OPERATING ACTIVITIES
    Net loss                                                       $  (783,209)     $  (202,560)     $(1,086,424)
                                                                   ------------------------------------------------
    Adjustments to reconcile net loss to net cash
        used by operating activities:
           Depreciation and amortization                                 4,650            4,488           13,046
           Stock issued for services                                   178,000                           178,000
           (Increase) decrease in:
               Accounts receivable, factor                             (13,323)          24,419          (21,120)
               Inventory                                               (60,728)          (4,065)        (125,469)
               Catalogue costs                                         199,972         (122,927)
               Other assets                                            (29,187)                          (32,157)
           Increase (decrease) in:
               Accounts payable and other accrued expenses             (56,185)          31,060          177,586
               Stock payable                                                                              37,500
                                                                   ------------------------------------------------
    Total adjustments                                                  223,199          (67,025)         227,386
    Net cash used by operating activities                             (560,010)        (269,585)        (859,038)
                                                                   ------------------------------------------------

INVESTING ACTIVITIES

    Acquisition of equipment                                           (37,963)                          (65,628)
    Acquisition of Vascular International of
        Nevada, Inc., net                                                                (6,821)          (6,821)
                                                                   ------------------------------------------------
    Net cash used by investing activities                              (37,963)          (6,821)         (72,449)

FINANCING ACTIVITIES
    Net borrowings on line of credit                                    24,895                            24,895
    Proceeds from notes payable                                        100,000                           100,000
    Payments on notes payable                                          (56,356)                          (56,356)
    Advances to stockholder                                            (43,583)                          (43,583)
    Proceeds from note payable, stockholder                                             294,321          739,403
    Payments on note payable, stockholder                                               (53,429)        (389,403)
    (Payments) borrowings on offering costs                            (39,970)         (14,873)          31,492
    Proceeds from issuance of common stock                             672,067                           585,127
                                                                   ------------------------------------------------
    Net cash provided by financing activities                          657,053          226,019          991,575
                                                                   ------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                         59,080          (50,387)          60,088

CASH AT BEGINNING OF PERIOD                                              1,008           48,644
                                                                   ------------------------------------------------

CASH AT END OF PERIOD                                              $    60,088      $    (1,743)     $    60,088
                                                                   ================================================





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
STATEMENTS.                                                                    4

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                Consolidated Statements of Cash Flows (Unaudited)


                                                                                                       March 13,
                                                                                                    1997 (Date of
                                                                        Nine Months Ended            Inception) to
                                                                             September 30,          September 30,
                                                                   ------------------------------------------------
                                                                       1999             1998              1999
                                                                   ------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    AND NONCASH INVESTING AND FINANCING ACTIVITIES

        Cash paid during the year for interest                     $    20,700                       $    33,051
                                                                   ================================================


    Included in accounts payable at September 30, 1999 and 1998 are the approximate amounts of $235 and $31,500 relating to offering costs, respectively.

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





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
STATEMENTS.                                                                    5

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


                                                                                                March 13,
                                                                                             1997 (Date of
                                    Three Months Ended              Nine Months Ended        Inception) to
                                         September 30,                  September 30,        September 30,
                                --------------------------------------------------------------------------
                                    1999           1998           1999           1998               1999
                                --------------------------------------------------------------------------
        Net sales               $    76,213     $    54,372    $   336,913    $  136,614      $    999,476
                                --------------------------------------------------------------------------
        Net loss                $  (323,134)    $   (14,644)   $  (783,209)   $ (202,560)     $ (1,093,186)
                                ==========================================================================
        Basic loss per
           common stock         $      (.07)    $      (.01)   $      (.17)   $     (.11)     $       (.30)



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

3.      INVENTORY

Inventory consists of:


                                                                   September 30,
                                                                        1999
                                                                ----------------
        Finished goods                                             $    58,115
        Raw materials                                                   41,045
        Supplies inventory                                              26,309
                                                                ----------------
                                                                   $   125,469
                                                                ----------------
                                                                ----------------


                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements

        For the Nine Months Ended September 30, 1999 and 1998 (Unaudited)

4.      EQUIPMENT

Equipment consists of:


                                                                              September 30,
                                                                                   1999
                                                                            -----------------
        Office and computer equipment                                           $     4,698
        Die cutting and molding equipment                                            56,132
        Leasehold improvements and other                                              4,798
                                                                            -----------------
                                                                                     65,628

        Less accumulated depreciation                                                13,013
                                                                            -----------------
                                                                                $    52,615
                                                                            =================

5.      NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consist of:

                                                                               September 30,
                                                                                   1999
                                                                            -----------------

        Line of credit payable; maximum borrowing $30,000; due on demand;
           interest at 2.0% over prime (7.75% at September 30, 1999);
           collateralized by inventory and personally
           guaranteed by majority stockholder                                   $     24,895
        Note payable; interest at 6.0%; interest only
           payments due quarterly; due March 15,
           2000; unsecured and personally
           guaranteed by a stockholder                                               100,000
        Note payable; interest at 9.8%; $5,226 payable
           per month including interest; due January 25,
           2000; unsecured                                                            18,644
        Note payable, majority stockholder; due
           December 31, 2001; interest at 6.0% per
           annum; unsecured                                                          350,000
                                                                            -----------------
                                                                                     493,539

        Less amounts currently due                                                   143,539
                                                                            -----------------
                                                                                $    350,000
                                                                            -----------------


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

The following is a summary of the status of stock options outstanding and exercisable at September 30, 1999:


                                                               Weighted                     Weighted
                                                        Average Remaining                    Average
        Exercise Price           Number                   Contractual Life               Exercise Price
        -----------------------------------------------------------------------------------------------
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

During July 1999, the Company committed to issue and subsequently issued 50,000 shares of common stock in exchange for services rendered by a consulting firm. The cost of the services has been charged to web site costs and capital has been increased by $25,000, representing the excess of the cost of the services over the par value of the common stock. In accordance with SFAS 123, "Accounting for Stock Based Compensation," the fair value of the equity instrument was used. The value assigned of $.50 per share was determined from the most recent third party sale of common stock.

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

                   Notes to Consolidated Financial Statements

        For the Nine Months Ended September 30, 1999 and 1998 (Unaudited)

12.     EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:


                                                                                               March 13,
                                                                                             1997 (Date of
                                    Three Months Ended             Nine Months Ended         Inception) to
                                         September 30,                 September 30,         September 30,
                                --------------------------------------------------------------------------
                                    1999            1998          1999           1998              1999
                                --------------------------------------------------------------------------
        Net loss                $  (323,124)    $   (14,644)   $  (783,209)   $ (202,560)     $ (1,086,424)
                                ==========================================================================
        Weighted average
           number of
           common shares
           used in basic EPS      4,541,660       1,843,726      4,541,660     1,843,728         3,683,147
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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses amounted to $324,911 (or 426% of sales) for the three months ended September 30, 1999 as compared to $40,936 (or 75.3% of sales) in 1998. The increase of $283,975 for the period is primarily due to an increase in salaries, overhead expenses, and other compensation for services rendered.

CATALOGUE AND WEB SITE EXPENSES

Catalogue and web site expenses amounted to $26,606 for the three months ended September 30, 1999 as compared to $0 for the same period in 1998. The increase is the result of the Company proceeding with the development of their web site during 1999.

INTEREST EXPENSE

Interest expense for the period ended September 30, 1999 was $6,750 as compared to $2,067 for the same period in 1998. The increase is the result of an increase in debt acquired to proceed with the Company's development of its E-Commerce Division.

LOSS BEFORE INCOME TAXES

The preceding factors combined to show an increase in net loss totaling $308,490 in the period ended September 30, 1999 as compared to the period ended September 30, 1998. There was a net loss of $323,134 for the period ended September 30, 1999 as compared to a net loss of $14,644 for the comparable period in 1998.

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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses amounted to $667,863 (or 198% of sales) for the nine months ended September 30, 1999 as compared to $245,515 (or 180% of sales) for the same period in 1998. The increase of $422,348 is primarily due to an increase of salaries and other compensation for services rendered.

CATALOGUE AND WEB SITE EXPENSES

Catalogue and web site expenses amounted to $244,027 for the nine months ended September 30, 1999 as compared to $0 for the same period in 1998. The increase is the result of the Company transitioning the capitalized costs of developing printed catalogues into a web site based marketing tool during 1999.

INTEREST EXPENSE

Interest expense for the nine months ended September 30, 1999 was $20,700 as compared to an interest expense of $18,600 in the nine months ended September 30, 1998. The primary reasons for the $2,100 increase in interest expense was due to obtaining more debt.

LOSS BEFORE INCOME TAXES

The preceding factors combined to show an increase in net loss totaling $580,649 in the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. There was a net loss of $783,209 in 1999 as compared to a net loss of $202,560 for the comparable period in 1998.

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

During October 1999, the Company sold and issued 640,000 shares of its common stock to 13 sophisticated individual investors at a purchase price of $.50 per share, or an aggregate price of $320,000. Such issuances were made pursuant to Rule 505 of Regulation D under the Securities Act. Robert H. Jaffe, a greater than 5% beneficial owner of the Company's common stock, received a 5% finders fee in connection with those issuances.

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

(a)   Exhibits included herewith are:
        (27) Financial Data Schedule

(b)   Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                   THE ROSE GROUP CORPORATION
                                       OF NEVADA AND SUBSIDIARIES

Dated:    December 2, 1999         By:   /s/  SHELDON R. ROSE
        ------------------               ---------------------------------------
                                          Sheldon R. Rose
                                          President and Chief Financial Officer