Form 10KSB40
period 1999-12-31
ROSE GROUP OF NEVADA
filed 2000-03-31
CIK 1091810

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

         |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       or

         |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission File Number: 000-26857

                      THE ROSE GROUP CORPORATION OF NEVADA
                 (Name of Small Business Issuer in Its Charter)

                      NEVADA                                   59-3575972
          (State or Other Jurisdiction of                   (I.R.S. Employer
          Incorporation or Organization)                   Identification No.)

                   1535 NORTHGATE BOULEVARD, SARASOTA, FLORIDA
                    (Address of Principal Executive Offices)

                                      34234
                                   (Zip Code)

                                 (941) 359-1795
                (Issuer's Telephone Number, Including Area Code)

      Securities registered under Section 12(b) of the Exchange Act: NONE.

         Securities registered under Section 12(g) of the Exchange Act:
                    common stock, par value $.001 per share

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. |X|

The issuer's revenues for its most recent fiscal year were $389,110.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold was approximately $7,095,346.50 as of March 22, 2000. This value is based upon the price of our shares of common stock sold in our most recent private offering of $1.50 per share.

The number of shares of common stock outstanding as of March 22, 2000 was 8,342,231.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                                                                      PAGE
PART I

     Item 1.    Description of Business............................................................................     1
     Item 2.    Description of Property............................................................................    10
     Item 3.    Legal Proceedings..................................................................................    10
     Item 4.    Submission of Matters to a Vote of Security Holders................................................    10


PART II

     Item 5.    Market for the Company's Common Equity and Related Stockholder Matters.............................     11
     Item 6.    Management's Discussion and Analysis or Plan of Operation..........................................     15
     Item 7.    Financial Statements...............................................................................     18
     Item 8.    Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure...........................................................................     18


PART III

     Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act..................................................     18
     Item 10.   Executive Compensation.............................................................................     20
     Item 11.   Security Ownership of Certain Beneficial Owners and Management.....................................     23
     Item 12.   Certain Relationships and Related Transactions.....................................................     24
     Item 13.   Exhibits and Reports on Form 8-K...................................................................     24


FINANCIAL STATEMENTS

     Report of Independent Certified Public Accountant.............................................................    F-1

     Consolidated Financial Statements:

     Consolidated Balance Sheet at December 31, 1999...............................................................    F-2
     Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998
         and the period March 13, 1997 (date of inception) through December 31, 1997 ..............................    F-3
     Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998
         and the period March 13, 1997 (date of inception) through December 31, 1997...............................    F-4
     Consolidated Statements of Changes in Stockholders' Deficit for the period March 13, 1997
         (date of inception) to December 31, 1999..................................................................    F-6
     Notes to Consolidated Financial Statements....................................................................    F-8

                                     PART I


ITEM 1.    DESCRIPTION OF BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

         Our Company was originally organized as a Nevada corporation under the name Vascular International of Nevada, Inc. ("Vascular") on February 13, 1996. As Vascular, we operated as a development stage company that owned medical technology Vascular needed to make synthetic vascular implants and developed and marketed such medical technology together with related products and software. We had very limited operations and earned little revenue. On December 15, 1997, Vascular acquired The Rose Group Corporation ("Rose Group Delaware"), a privately held Delaware subchapter S corporation which manufactured and sold prenatal and postpartum products. After the acquisition, we abandoned our efforts to further develop and market its medical technology and changed our name to "The Rose Group Corporation of Nevada" and our principal business, management and operations to become the operations of Rose Group Delaware. On March 13, 1997, we became the holding company for the wholly-owned operating subsidiary, Rose Group Delaware. In February 1998, we terminated the subchapter S corporation status of Rose Group Delaware. On April 29, 1999, we incorporated another wholly-owned subsidiary, Rosebaby.com of Utah, Inc. ("Rosebaby") in order to facilitate the expansion of our "clicks-n-virtual mortar" business to customer ("B-to-C") E-Commerce and business to business ("B-to-B") Specialty and Mass Merchant business.

         Our current operations are devoted to establishing a new business. Since our inception, we have required, rather than earned, cash and we have incurred operating losses. We can give no assurance that the losses will not continue or that the Company will become profitable in the future.

         We have authorized for issuance 50,000,000 shares of common stock, par value $.001 per share, and 2,000,000 shares of Class A preferred stock, par value $.001 per share. 7,845,670 shares of our common stock were issued and outstanding on December 31, 1999 and 8,342,231 on March 22, 2000. No shares of our preferred stock are currently issued and outstanding.

         We are organized into three main divisions which blend both online and offline hybrid (virtual) business models to work together to bring our products and services to our market. Those divisions are the B-to-C E-Commerce, B-to-B Specialty and Mass Merchant and Corporate Divisions.

        B-TO-C E-COMMERCE DIVISION:

         Our B-to-C E-Commerce Division runs our website, rosebaby.com, which became operational on October 1, 1999. We received a total of approximately 900,166 requests, 93,284 visitors and 4,045 repeat visitors on our website from the beginning of its operation through March 21, 2000. However, to date, we have had minimal revenue from sales of our products and services on our website. We expect that the number of visitors on the website and the revenues resulting from sales through the website will increase substantially once we advertise to attendees of Lamaze classes and the Yahoo Advertising and Promotion campaign to be initiated in March, 2000. We hired Sun Remarketing, Inc. ("Sun Remarketing") of Smithfield, Utah to design, construct and operate our website. Sun Remarketing is a designer of e-commerce websites that process and fulfill orders through the Internet. Our subsidiary, Rosebaby, currently employs fifteen people who will provide customer service, warehouse fulfillment and other related services for our sales through our website.

         In order to operate the B-to-C E-Commerce Division, our servers and other hardware and software necessary to operate our website are located at Sun Remarketing's facility in Utah and our website is currently operated by Sun Remarketing from this location. We are in the process of installing a complete e-commerce system of servers, hardware and software at our facilities in Sarasota, Florida which will enable us to operate our website from that location. The Company expects that the installation of this system will be completed on or before August 1, 2000. We will be able to use a duplicate backup system to continue the operation of the website if any technical or other difficulties are encountered with the primary system also located in Sarasota and it will provide flexibility to assume operational control of the website from Sun Remarketing if we decide that we need control.

         We recently executed an advertising and promotion agreement with Yahoo! Inc. ("Yahoo") on February 15, 2000 to become an anchor advertiser in the Babycare shopping area of the website. The agreement is on a limited exclusive basis, and Yahoo may only promote one other merchant of mother and baby products on the same area advertising pregnancy products as our advertisements during the term of the agreement. The agreement also allows us to display our banners on Yahoo's web pages related to Mother, Baby and Pregnancy products and services, to link our rosebaby.com website to Yahoo's portal and to e-mail messages to our targeted consumer base who are select Yahoo customers (the "Yahoo Agreement"). Additionally, through Yahoo's broadcasting network, we will have five television and one radio station broadcast of prenatal and postpartum educational content topics, as well as eighteen national chat sessions which will be hosted by rosebaby.com healthcare and selfcare professionals.

         We will have to pay an aggregate amount of $1,000,000 to Yahoo over the twelve month term of the agreement for Yahoo's promotional services. The payment terms consist of an initial payment of $250,000 due upon the effective date of the Yahoo Agreement, and five (5) subsequent payments of $187,500 due on or before February 22, 2000, May 1, 2000, August 1, 2000 and November 1, 2000. We have paid to Yahoo in full both the initial payment and the payment due in February. We have additionally granted Yahoo a warrant to purchase up to 131,185 shares of common stock at an exercise price of $.50 per share. Yahoo will be able to exercise 87,457 shares of common stock on the date of issuance (February 15, 2000) and will be able to exercise such shares on the earlier of February 15, 2004 or the effective termination date of the Yahoo Agreement. Yahoo will be able to exercise the remaining portion of the shares underlying the warrant until the earlier of February 15, 2001 or the effective termination date of the Yahoo Agreement.

         We additionally executed a Remote Merchant Integration Program Agreement ("Merchant Agreement") that is for a term of twelve months, and on a month-to-month basis after expiration of the term. Under the Merchant Agreement, in exchange for Yahoo displaying our product information and pages from our website on its Yahoo! Shopping website, we are required to pay a percentage of the revenue that we receive from sales to customers that purchased the products through the Yahoo! Shopping website within fifteen days from the end of each quarter during the term of the Merchant Agreement. We expect that the Yahoo Agreement and the additional Merchant Agreement will increase our B-to-C E-Commerce Division's business.

        B-TO-B SPECIALTY AND MASS MERCHANT DIVISION:

         Presently, the B-to-B Specialty and Mass Merchant Division designs, develops, markets and distributes nursing breast pads, nursing breast pad holders, nursing foot rests, nursing breast pillows, breast milk refrigeration bags, manual breast pumps, nursing breast shells, nursing privacy shawls, maternity compression hose and maternity and nursing apparel. We market these products through our sales representatives to retail outlets and various food and drug chains and specialty stores, located primarily in the United States. We distribute or ship these products to the specialty store and mass merchant customers from our main facility in Sarasota, Florida. We are in development of a B-to-B website to give access to customers at specialty stores to our products through our website on a computer located in the specialty store, and in essence, creating a virtual store for these customers without requiring the specialty store to stock or maintain our inventory.

         The B-to-B Specialty and Mass Merchant Division is our only division currently generating significant revenues.

        CORPORATE DIVISION:

         We intend to begin operating the Corporate Division during this year. We will offer "turnkey" consulting services to Fortune 1000 companies and government facilities to help such organizations establish acceptable, attractive and clean on-site nursing facilities to accommodate nursing mothers while employed with those organizations. The services we expect to offer through the Corporate Division include a national lactation consultant hotline for employees of subscribing companies and monthly support services for the corporate human resources department. We hired Dr. Francine H. Nichols as an expert consultant to develop and establish the lactation consulting services.

PRODUCTS AND SERVICES

        PRODUCTS:

         We are a healthcare/selfcare manufacturer/wholesaler, mass market seller to retail outlets and direct seller to consumers through e-commerce of prenatal/maternity products, postpartum/mother and baby products and also provide related lactation consulting services. We market various types of breast pads, breast shells, pad holders, nursing shawls, nursing pillows, foot rests, breast pumps, lumbar supports, maternity support hose, support garments and other related products under the brand name "The Natural Choice", with the exception of the maternity support hose, nursing shawls and maternity apparel which are marketed under the brand name "Lamaze". We use the brand name "Lamaze" from Lamaze from AMI, Inc. ("LAMI"), which is a for-profit affiliate of the Lamaze Organization, for certain authorized products. We acquired "The Natural Choice" from a previous competitor in 1997, but it is not a registered trademark.

         We contract for the manufacture of our prenatal and postpartum products with a group of independent manufacturing suppliers. We have ongoing relationships with several domestic and foreign manufacturers for our products. Our principal manufacturers are Mid-Town Sewing of Middletown, New York and T&T, Inc. (Thanh Nguyen) of Sarasota, Florida. We have not entered into any formal contractual relationship with these manufacturers. Instead, we ship the necessary raw materials for manufacture and negotiate the price of manufacture on a per piece basis with the manufacturers. We do currently manufacture the breast pads that we market and distribute through our B-to-B Specialty and Mass Merchant Division and could purchase the equipment necessary to manufacture certain other products that we offered.

         Sometimes the manufacturers distribute our finished products to the mass merchant customers, but generally we package and distribute the products from our main facility. We process and fulfill orders from our B-to-C E-Commerce Division directly from our main facility in Florida. We cannot guarantee, however, that we will be successful in maintaining adequate distribution facilities or that if we are, that we will be able to successfully implement the mass distribution process necessary to sell to our e-commerce customers. We anticipate, however, that we can temporarily outsource distribution requirements to meet any foreseeable product demand.

        SERVICES:

         We expect that the Corporate Division will offer "turnkey" consulting services to Fortune 1000 companies and government facilities to help such organizations establish acceptable, attractive and clean on-site nursing facilities to accommodate nursing mothers while employed with those organizations, including a national lactation consultant hotline for employees of subscribing companies and monthly support services for the corporate human resources department. Dr. Nichols and Sheldon Rose, our Chief Executive Officer, President and Chairman of the Board, will be responsible for staffing this Division and marketing and selling the consulting services. This Division has not yet commercially operated, but we anticipate rendering services and receiving revenue from these operations during 2000. We believe that Dr. Nichols' status as an expert in maternal and child healthcare and her notoriety and reputation in the childcare industry will give the Corporate Division the necessary credibility to successfully market its services to Fortune 1000 companies.

         We also anticipate the expansion of our 1,000 Points of Light Associates Program which will source professional services and advice through our website to our customers and will also enable the distribution of our brochures and information to expectant and nursing mothers. The 1,000 Points of Light Associates Program consists of healthcare and selfcare professionals that we have received credentials from and who have agreed to offer professional services and advice to our customers. In March, 2000, we successfully obtained 1,000 associates to complete the initial phase of the program, and we hope to expand into 10,000 Points of Light in the future.

         There is pending federal legislation which may be a significant incentive for companies to utilize our consulting services and products. Particularly, The Breastfeeding Promotion and Employers' Tax Incentive Act of 1999 (H.R. 1163) was introduced to Congress during the 1999 legislative session. This bill encourages employers to set up a safe, private and sanitary environment for women to express or pump breast milk by providing a tax credit of fifty percent (50%) for employers who set up a lactation location, purchase or rent lactation related equipment, hire a lactation consultant or otherwise promote a lactation friendly environment. This bill was referred to the House Ways and Means Committee on May 17, 1999 and was reintroduced during the 1999-2000 Congressional Session and referred again to the House Ways and Means Committee where it is still currently pending. We do not know if that such legislation will be enacted by Congress.

         Additionally, H.R. 3861 was introduced in the House of Representatives on March 8, 2000. This bill proposes to amend the Pregnancy Discrimination Act of 1978 to Title VII of the Civil Rights Act of 1964 to include lactation (defined as a condition that may result in the feeding of a child directly from the breast or the expressing of milk from the breast) as a medical condition, and would protect the right of mothers to breastfeed and express breast milk in the workplace.

         In September, 1999, Congress enacted into law H.R. 1478, which ensures a woman's right to breastfeed her child anywhere on federal property where she and her child are authorized to be.

MARKETING AND SALES

         Sales of products through our B-to-B Specialty and Mass Merchant Division currently account for most of our revenues. We market our products through our sales representatives to retail outlets such as Target Stores, Babies-R-Us, Eckerd Drug, and others, as well as to various food and drug chains and specialty stores, located primarily in the United States. Our products are generally distributed or shipped to the mass merchant customers from our main facility in Sarasota, Florida. We have not entered into any marketing, distribution or supply agreements with any third parties to distribute our products.

         We are expanding our specialty and mass merchant sales force and offer additional products, such as infant layette products, prams, strollers, high chairs, bassinets, cradles and maternity apparel. We will be the exclusive distributors of these products.

         We recently executed a new agreement with LAMI to market and distribute additional products bearing the Lamaze brand name. On March 15, 2000, we entered into a new sales agreement ending December 31, 2001 (the "Lamaze Agreement") with LAMI, a for-profit affiliate of the Lamaze Organization, the number one childbirth and infant care educator in the United States, to exclusively manufacture, supply, advertise, offer for sale, promote and sell Lamaze brand name maternity support hose, nursing shawl and maternity and nursing apparel within the United States of America, its territories and possessions. LAMI will not grant any sales rights to any third party for the manufacture or sale of the maternity hose, nursing shawl or maternity and nursing apparel, but LAMI retains the right to sell any of the Lamaze products through its own network with our consent. Lamaze International or LAMI are not prohibited from marketing and selling, or entering into agreements with third parties, including our competitors, to market and sell, other prenatal and postpartum products under the brand name "Lamaze" which could be sold in our market. We do not believe that Lamaze International or LAMI have entered into any such agreements with third-party competitors, but we cannot verify that they have not.

         In consideration for such manufacturing, sales and distribution rights, the Lamaze Agreement requires us to pay to LAMI a fee equal to five percent (5%) of the net sales of the maternity support hose, nursing shawl and maternity and nursing apparel. We paid $25,000 to LAMI on March 9, 2000 under the terms of the Lamaze Agreement and we are required to pay a minimum payment against sales in the sum of $25,000 on February 15th and August 15th of each year. All of the above payments are non-refundable advances on the fee due to LAMI upon same year net sales of Lamaze Products and are credited against the fees payable on such sales. This Lamaze Agreement supersedes the terms of the previous agreement between the parties, which required us to pay LAMI a fee equal to nine percent (9%) of the net sales with a minimum fee of $45,000 and to meet a required minimum net sales of $500,000 for the fiscal year. We paid all of the required fees under the previous agreement during 1999.

         In addition, we plan to develop and market a "rosebaby.com" brand line of products for sale in upscale department and specialty stores. We anticipate that the "rosebaby.com" brand line may include diaper cover sheets, pull-up shirts, snap-side shirts, receiving blankets, training pants, bibs, wash cloths and hooded towels, and that we will distribute those products though our website.

         We intend to spend a substantial portion of our resources on developing and significantly increasing the sales of our products and services on our website to our targeted consumer base. We expect that the Yahoo Agreement will be essential to this area of development. We expect that the website will be our primary source of revenue for the years 2000 and 2001.

         We have also agreed with LAMI that (i) Lamaze International will distribute our rosebaby.com/Lamaze product brochure to participants in Lamaze classroom training, and (ii) we can distribute Lamaze products through the rosebaby.com Internet website, our B-to-B Specialty and Mass Merchant Division and our Corporate Division. We hope that through our brochure distribution to expectant mothers, we can achieve a five percent penetration of the potential annual market of 2,500,000 expectant and breastfeeding mothers who attend Lamaze class and use the Internet and/or call our toll free order number (1-87-rosebaby) during our first full year of website operations. Although we believe that a five percent market penetration of Lamaze class attendees is reasonable based upon our internal market research and our management's prior experience, we cannot be sure that we will reach such level of market penetration.

         Given the nature of e-commerce business, we do not expect any single customer to account for a significant percentage of our B-to-C E-Commerce business, or any one or a few customers of our Corporate Division to account for a substantial portion of that division's revenues. Our B-to-B Specialty and Mass Merchant Division has historically relied on sales to major retailers in the United States, such as Target Stores, Babies-R-Us and Eckerd, for a substantial portion of its revenue. In 1997, sales to significant customers comprised 67% of the total sales of our B-to-B Specialty and Mass Merchant Division, in 1998, sales to significant customers comprised 39%, and in 1999, sales to significant customers comprised 90%, of the total sales of our B-to-B Specialty and Mass Merchant Division. We do not have any written contractual arrangements to sell and/or supply our products to any major retailer, and, although no negotiations have taken place to date, we would like to make such definitive agreements with one or more large retailers. We cannot assure you, however, that we will be able to enter into any such agreements.

INTELLECTUAL PROPERTY

         We secured the registration of the domain name "ROSEBABY.COM" on April 23, 1999. We also hold domain name registrations for the domain names "ROSEKID.COM", "ROSEOUTLET.COM" and "ROSEBABYMART.COM" which we may use in our future operations. We have applied to the United States Patent and Trademark Office for the trademarks to "ROSEBABY.COM" on June 16, 1999, "ROSEBABY" on July 7, 1999, the "rosebaby" logo consisting of a baby nestled within a single red rose on July 7, 1999, and to use "ROSEBABY.COM" with the "rosebaby" logo together on July 7, 1999, and the applications are still pending approval and the trademarks have not been secured to date.

         Under the terms of the Lamaze Agreement, we have the exclusive right to manufacture, package, supply, advertise, offer for sale, promote and sell certain Lamaze brand name products which include maternity hose, a nursing shawl and maternity and nursing apparel. We may place the "Lamaze" mark along with the
(R) (registered trademark symbol) on the products and any advertising, packaging and marketing materials for these products.

         We also entered into a Licensing Agreement with Valda K. Hemming, d/b/a Pretty/Private, dated January 9, 1998. We are granted a license under this agreement to manufacture, arrange for the manufacture and sell a patented product known as the "Privacy Shawl", Patent No. 5,008960. Pursuant to such agreement, we pay Pretty/Private a royalty fee equal to 7.5% of the net selling price of each shawl.

BUSINESS STRATEGY

         We plan to continue to develop the business of being a healthcare/selfcare manufacturer/wholesaler, B-to-B mass market seller to retail outlets and direct seller to consumers through the Internet of prenatal and postpartum products and related consulting services. We hope to market other brands of prenatal and postpartum products as well as products for babies through Internet sales.

         We hope to establish marketing strength primarily through our relationship with LAMI and our use of the "Lamaze" brand name on our maternity support hose, nursing shawl and maternity and nursing apparel products. The Lamaze brand name is immediately recognized and accepted by the consumer. We anticipate reaching a projected 2,500,000 expectant mothers, as well as family members who attend Lamaze classes each year because of our agreement with LAMI. Approximately 150,000 Lamaze classes are taught each year, and we will target the expectant mothers and fathers who attend such classes and invite them to visit our website, www.rosebaby.com, and review the various products that will be offered on it. We hope that our 1,000 Points of Light Associates Program will further the distribution of our rosebaby.com/Lamaze products brochure through childbirth educators, nurses, lactation consultants, pediatricians, obstetricians, infant massage therapists and other healthcare/selfcare professionals, a brochure which we have developed and was approved by LAMI and Lamaze International. The distribution of this brochure will enable the targeted consumer market to easily locate our prenatal and postpartum products.

         We have distributed copies of our rosebaby.com/Lamaze products brochure to 11,000 certified childbirth educators in the United States, 5,000 lactation consultants, 12,000 maternity nurses in hospitals throughout the country and we anticipate distributing to other healthcare professionals who work with and educate new and expectant mothers. In total, we intend to distribute sufficient copies of our brochure on a regular scheduled monthly or quarterly basis to each of the healthcare professionals previously mentioned. We also intend to be an advertiser in LAMAZE PARENTS MAGAZINE and LAMAZE BABY MAGAZINE which will be handed out and/or mailed to all Lamaze classroom attendees. We do not believe that Lamaze International's recently announced sale of Lamaze Publishing, which publishes magazines and videos under the Lamaze label, will adversely affect our goal to be an advertiser in the various Lamaze magazines since we will attempt to find a new publisher to increase recognition of the rosebaby.com website as a source of high quality, specialty maternity/new baby products.

         In April 1999, we entered into an oral arrangement with Sun Remarketing to assist us with the design, development, construction and initiation of operation of our website and Sun Marketing agreed to render certain computer engineering and other operational support services in connection with the continuing operation of the website. We entered into a written agreement with Sun Remarketing on October 15, 1999 (the "Sun Remarketing Agreement"). Under the Sun Remarketing Agreement, Sun Remarketing is responsible for providing all of the hardware, software and related design and computer engineering services necessary to create and operate our website. Sun Remarketing also must register our website with search engines such as Yahoo, Lycos and Excite, obtain credit card processing approvals for the website and render other related operational support and consulting services, including giving advice about banner advertising and other new advertising concepts for the Internet.

         We issued 50,000 shares of common stock to Sun Remarketing for its initial design and construction of our website and an option to an officer of Sun Remarketing to purchase an additional 50,000 shares at $.50, and the officer exercised the option and paid for the shares on October 15, 1999. Sun Remarketing, or its principal officer, has the right to purchase an additional 50,000 shares of common stock at a price of $.50 per share at any time before December 31, 2000. We also must pay Sun Remarketing a minimum monthly fee of $5,000 a month for its computer engineering services, and if the value of the computer engineering services rendered or performed is greater than $5,000 per month, we must pay Sun Remarketing for the excess work at the rate of $50 per hour for executive computer specialists. At December 31, 1999, we owed Sun Remarketing $31,832 in connection with the agreement reached in October. We anticipate, however, reaching an agreement with Sun Remarketing to issue common stock in payment of the amount currently owed to them.

         The Sun Remarketing Agreement does not have a definitive termination date. However, either party may cancel the Agreement at any time after December 31, 1999 upon sixty (60) days written notice to the other party.

         We anticipate expanding our exposure on the Internet during the next twelve months through our website. We designed our rosebaby.com website to attract not only new and expectant mothers, but also fathers, grandparents, aunts, uncles and other friends and family members of the new mother and new baby who may also have a need or desire to purchase specialty maternity and new baby products during the first four to five years of its life. We believe that the Internet will become the major resource for our future growth and expansion.

         Accordingly, our current focus is on developing a sophisticated website for the maternity/new baby market. We will incorporate an on-line ordering service and offer a secured website to increase our on-line e-commerce. To facilitate the on-line ordering process, we have, through our wholly-owned subsidiary, Rosebaby, applied for and established accounts with the following credit facilities: American Express, Discover, Visa and MasterCard. We also intend to further develop other marketing concepts such as discount coupons, promotional telephone cards and the expansion of our 1,000 Points of Light Associates Program which will source professional services through our website to our customers and will also enable the distribution of our brochures and information to expectant and nursing mothers through the 1,000 healthcare and selfcare associates who currently comprise the program.

         We also plan to find Fortune 1000 company sponsors for our website such as car, camcorder, and diaper manufacturers, as well as banking facilities. We believe that we will be able to attract these companies as sponsors because many of these companies are currently sponsors for websites that sell competing products or websites that sell products targeted to our market. As we develop our target market of new mothers/babies, we will develop an array of sponsors who will pay for the privilege of reaching the same targeted consumer market.

         To assist in financing our business strategy, we executed a tentative agreement with Pinnacle Asset Management, Inc. ("Pinnacle") on January 31, 2000, to hire Pinnacle as our exclusive financial advisor concerning any potential mergers, asset or stock purchases or sales, formation of strategic relationships or other future financial transactions. However, the terms of compensation to Pinnacle are still in negotiation.

COMPETITION

         We believe that the relationship that we have with LAMI and our grassroots 1,000 Points of Light Associates Program consisting of healthcare and selfcare professional associates (which we anticipate to expand into 10,000 Points of Light) puts us in an advantageous position compared with other existing e-commerce competitors that sell maternal and baby products since we can sell certain Lamaze brand name products and also may distribute our rosebaby.com/Lamaze product brochure to participants in Lamaze classroom training. We believe that Lamaze International and LAMI have not entered into any similar arrangements with any of our competitors. We have one-on-one relationships with our targeted customers during the prenatal period through the Lamaze classroom programs and also have the ability to target new mothers and infants through distribution of the rosebaby.com/Lamaze product brochure. Our proposed website product line consists of products from preconception to postpartum and addresses the needs of infants from the age of one day old to three years old. We offer products that will be upscale, high quality products geared toward an increasingly sophisticated, technically-oriented domestic and international market and will soon develop a popular price-point line of quality products.

         While we believe we have a competitive edge because of the Lamaze Agreement and our 1,000 Points of Light Associates Program, we do face considerably better financed competitors which are traditional store-based retailers or on-line retailers with existing websites such as Ibaby.com, Babycenter.com and Babystyle.com. We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty and can launch new websites at a relatively low cost. If more companies enter the e-commerce markets, we could experience price reductions, reduced gross margins and loss of market share, any of which could seriously harm our net sales and results of operations. In addition, the children's products industries, including toys, video games, software, video, books, music and baby-oriented products, are intensely competitive.

         Almost all of our competitors and potential competitors presently have considerably greater financial and other resources, experience and market penetration than we do. Many traditional store-based and on-line competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many of these competitors can devote substantially more resources to website development than we can. In addition, larger, well-established and well-financed entities may join with on-line competitors or suppliers of children's products, including toys, video games, books, software, video, music and baby-oriented products as the use of the Internet and other on-line services increases. We also compete with several well-established distributors of prenatal/post-partum products such as Gerber, Evenflo and Avent in our B-to-B Specialty and Mass Merchant business operations.

RAW MATERIALS

         We primarily use fabric as the only raw material in our operations. We purchase fabric from a variety of suppliers based upon best price estimates. We believe that we would be able to find various alternative suppliers to either replace or supplement the suppliers that we currently utilize.

SEASONALITY

         Many Internet e-commerce companies experience a disproportionate amount of sales during the fourth calendar quarter and we anticipate that this will continue in the future. If the market makes the transition from an emerging to a more developed market, we may experience some seasonal and cyclical patterns, including lower advertising revenues in the first and third quarters. Seasonal and cyclical patterns in Internet advertising may also affect our revenues. Additionally, we may be affected by website traffic fluctuations during the summer and year-end vacation and holiday periods and increased sales from consumer goods during the fourth quarter as a result of the holiday seasons.

         Due to our limited operating history, it is difficult to predict the seasonal pattern of our sales and the impact of such seasonality on our business and financial results. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and warehousing and order shipment activities and may cause a shortfall in net sales as compared to expenses in a given period.

EMPLOYEES

         We currently employ fifteen individuals full-time and use one part-time consultant. We anticipate hiring additional employees as we grow.

GOVERNMENT REGULATION, SAFETY, ENVIRONMENTAL COMPLIANCE

         There are not currently many direct federal, state or local regulations other than regulations applicable to conducting business in general or directly applicable to operating an e-commerce business. It is possible that in the future a number of laws and regulations may be adopted with respect to the Internet covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Several states have proposed legislation to limit the uses of personal user information gathered on-line or require on-line services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one on-line service regarding the manner in which personal information is collected from users and provided to third parties. However, the expansion of the e-commerce market could lead to adoption of more stringent consumer protection laws and could reduce consumers' use of the web and demand for our products and services.

         The FTC has legislated several laws related to consumer protection which apply to our business and operations and regulate children's video marketing and mail/telephone order shipping practices. Our failure to comply with the FTC rules and regulations or other governmental authorities could result in action being taken against us and could be detrimental to our operations.

         We also may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters, although these laws are not as clear about their governance over the Internet. Changes in laws intended to address such issues could create uncertainty in e-commerce and our particular market. This uncertainty could reduce demand for our products or services or increase the cost of doing business because of higher litigation costs or increased service delivery costs. Liability from lawsuits may cause our reputation and our business to suffer. In the past, plaintiffs have brought these types of claims and sometimes successfully litigated them against on-line services.


ITEM 2.    DESCRIPTION OF PROPERTY

         We have recently relocated our primary offices to 1535 Northgate Boulevard, Sarasota, Florida 34234. We currently lease approximately 9,300 square feet of space at our location in Florida under a written lease agreement at a base rental cost of $3,875 per month, as increased by the Consumer Price Index on an annual basis. With taxes and maintenance expenses included, we pay $4,955 a month in rent for our space. The lease expires on August 31, 2002.

         We use this space for our administrative and distribution operations. We believe that this space is adequately insured and is currently suitable as our main administrative office and distribution center. We do not have offices at any additional locations, and we have currently no proposed plans for the renovation, improvement or development of the facilities currently being leased now. However, servers and other hardware and software that we use for our website operations are located at the offices of Sun Remarketing in Smithfield, Utah, as well as other site locations in the Sarasota, Florida area.

ITEM 3.    LEGAL PROCEEDINGS

         We are not a party in any material legal matters, and we know of no other proceeding threatened against us. We know of no governmental action against us. None of our directors, officers, affiliates or beneficial owners of five percent or more of any class of the Company's voting securities are threatening to or are bringing a lawsuit against us.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There have been no items that we have submitted to our shareholders for a vote.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         There is no public trading market for our common stock. Our common stock does not trade and has never traded, on or through any exchange, established quotation or listing system or market-maker. Although we would like to find a market-maker to make quotes for the common stock on the National Association of Securities Dealers, Inc. OTC Bulletin Board in the future, we can make no assurance to you that we will be able to find a market-maker, nor can we assure you that, if we succeed in obtaining a listing for our securities on the OTC Bulletin Board or on some other exchange, a trading market for the common stock will develop. The outstanding options or warrants are exercisable into 1,115,000 shares common stock. We have sold common stock in several private offerings with the share price for such sales ranging from $.50 to $1.50. Our current offering is at $1.50 per share.

         At March 22, 2000, approximately 285 shareholders of record owned our common stock.

PRIVATE SALES

         In March 1996, we (operating as Vascular International of Nevada, Inc.) initially issued 14,000,000 shares of common stock to the shareholders of the then public parent corporation, Vascular International, Inc., as a 1:1 share dividend, which effectively transferred the assets and shareholders of the parent corporation to The Rose Group Delaware. Such issuance was made pursuant to Section 4(2) of the Securities Act.

         In December 1997, we issued 600,000 shares (after giving effect to a reserve stock split) of common stock to our then present management and affiliates for the purpose of securing interim capitalization of $14,500 and reorganizational services. Such issuance was made pursuant to Section 4(2) of the Securities Act.

         On December 15, 1997, we authorized a 50:1 reverse stock split and issued 20,000 post-reverse split shares of common stock to a director, 20,000 post-reverse split shares of our common stock to our Utah-based legal counsel and 25,000 post-reverse split shares of common stock to our President. Such issuance was made pursuant to Section 4(2) of the Securities Act.

         On December 15, 1997, we entered into an Exchange of Stock Agreement and Plan of Reorganization with Rose Group Delaware and issued, effective March 13, 1997, 4,500,000 shares of common stock to the sole shareholder of Rose Group Delaware, in exchange for all of his shares in Rose Group Delaware. Such issuance was made pursuant to Section 4(2) of the Securities Act.

         Pursuant to a letter termination agreement, dated November 17, 1998, we agreed to issue a total of 75,000 shares of common stock and to repay an outstanding advance to a consulting company as compensation for services rendered and in full release of all obligations under a Financial Consulting Agreement dated January 22, 1998, as amended by letter agreement dated May 8, 1998. Subsequent to March 31, 1999, the 75,000 shares were issued pursuant to
Section 4(2) of the Securities Act.

         On March 24, 1999, we sold and issued 200,000 shares of common stock to a sophisticated corporate investor, at a purchase price of fifty cents ($.50) per share or an aggregate price of $100,000. Upon issuance, we agreed not to issue shares of common stock in excess of ten percent of the amount outstanding on March 24, 1999 for a price less than fifty cents per share without the prior approval of the investor. In connection with the issuance of these shares, Mr. Jaffe, a greater than five percent beneficial owner of common stock, agreed to repurchase 100,000 of these shares at a price of seventy-five cents ($.75) per share. We have agreed to indemnify Mr. Jaffe for any and all costs and expenses which he may incur in connection with any litigation resulting from the sale of common stock to such investor. See "Certain Relationships and Related Transactions." Such issuance was made pursuant to Rule 504 of Regulation D under the Securities Act.

         On March 24, 1999, in consideration for a $100,000 bridge loan, we sold and issued options to purchase 100,000 shares of common stock at a purchase price of fifty cents ($.50) per share to Andrew Freundlich. Such options are exercisable at any time until June 30, 2001, and are subject to adjustments for stock splits, exchange of shares or otherwise. The $100,000 bridge loan was evidenced by a promissory note and was paid in its entirety by December 31, 1999. Robert H. Jaffe received a $5,000 finder's fee in connection with the bridge loan and related issuance and Mr. Freundlich received a $15,000 placement fee. The issuance was made pursuant to Section 4(2) of the Securities Act.

         On March 26, 1999, we issued 50,000 shares of common stock to Robert H. Jaffe in payment for services rendered to us in connection with the (i) negotiation of reductions in various outstanding obligations, and (ii) introduction to companies that could aid in the preparation of an e-commerce website. Such issuance was made pursuant to Section 4(2) of the Securities Act.

         On March 26, 1999, we issued 50,000 shares of common stock to each of Steven H. Rose, Dr. Francine H. Nichols, Spencer Halper and Mark C. Nicholas for services rendered to us during the first quarter of 1999. Such issuance was made pursuant to Section 4(2) of the Securities Act.

         On March 30, 1999, we sold and issued 100,000 shares of common stock to a sophisticated individual investor, at a purchase price of fifty cents ($.50) per share or an aggregate price of $50,000. In connection with the issuance of these shares, Mr. Jaffe agreed to repurchase 50,000 of these shares at a price of seventy-five cents ($.75) per share. We have agreed to indemnify Mr. Jaffe for any and all costs and expenses which he incurs in connection with any litigation resulting from the sale of common stock to such investor. See "Certain Relationships and Related Transactions." Such issuance was made pursuant to Rule 504 of Regulation D under the Securities Act.

         On April 8, 1999, we sold and issued 100,000 shares of common stock to a sophisticated individual investor, at a purchase price of fifty cents ($.50) per share or an aggregate price of $50,000. Such issuance was made pursuant to Rule 504 of Regulation D under the Securities Act.

         During the period beginning July 1, 1999 and ending September 15, 1999, we raised capital by offering shares of common stock by selling to private investors in compliance with Regulation D of the Securities and Exchange Commission. We used some of the proceeds of the sales to finance the costs and development of our website to pay the costs of printing an initial 500,000 rosebaby.com/Lamaze product brochures and to build exhibits and send representatives of the Company to conventions, including the Lactation Consultants in Scotsdale, Arizona, the Cologne Germany Fair and the Lamaze International Convention in Toronto, Canada. We will use the remaining proceeds of the sales to print an additional 500,000 rosebaby.com/Lamaze product brochures to purchase and/or secure inventory, to pay for the initial print advertisements in LAMAZE PARENTS MAGAZINE and LAMAZE BABY MAGAZINE, as well as other consumer publications, and to build exhibits and send representatives of the Company to future conferences/tradeshows.

         On July 1, 1999, we sold and issued 40,000 shares of common stock to a charitable investment fund, at a purchase price of fifty cents ($.50) per share or an aggregate price of $20,000. Such issuance was made pursuant to Rule 505 of Regulation D under the Securities Act. Robert H. Jaffe received a five percent finder's fee in connection with this issuance.

         On July 9, 1999, we sold and issued 50,000 shares of common stock to a sophisticated individual investor, at a purchase price of fifty cents ($.50) per share or an aggregate price of $25,000. Such issuance was made pursuant to Rule 505 of Regulation D under the Securities Act.

         On July 12, 1999, we sold and issued 50,000 shares of common stock to a sophisticated individual investor, at a purchase price of fifty cents ($.50) per share or an aggregate price of $25,000. Such issuance was made pursuant to Rule 505 of Regulation D under the Securities Act. Robert H. Jaffe received a five percent finder's fee in connection with this issuance.

         On July 14, 1999, in recognition of each of his or her efforts, we issued options to purchase 550,000 shares of common stock at $1.00 per share to Sheldon R. Rose, options to purchase 150,000 shares at $1.00 per share to Robert
H. Jaffe and options to purchase 50,000 shares at $1.00 per share to each of Steven H. Rose, Dr. Francine H. Nichols, Lori M. Majeski, Mark C. Nicholas and Jared Rose. The amount of shares underlying each of the above-noted options shall double if we achieve gross sales in excess of $100,000,000 if each individual is still a key employee, officer, director, consultant or legal counsel. Such issuance was made pursuant to Section 4(2) of the Securities Act.

         On July 21, 1999, we issued 50,000 shares of common stock to Sun Remarketing as part of Sun Remarketing's agreement to provide services in connection with the development of our website. Such issuance was made pursuant to Section 4(2) of the Securities Act.

         On July 21, 1999, we sold and issued 150,000 shares of common stock to four sophisticated individual investors, at a purchase price of fifty cents ($.50) per share or an aggregate price of $75,000. Such issuances were made pursuant to Rule 505 of Regulation D under the Securities Act. Robert H. Jaffe received a five percent finder's fee in connection with those issuances.

         On July 27, 1999, we sold and issued 10,000 shares of common stock to a sophisticated individual investor, at a purchase price of fifty cents ($.50) per share or an aggregate price of $5,000. Such issuance was made pursuant to Rule 505 of Regulation D under the Securities Act. Robert H. Jaffe received a five percent finder's fee in connection with this issuance.

         On August 3, 1999, we sold and issued 50,000 shares of common stock to two sophisticated individual investors, at a purchase price of fifty cents ($.50) per share or an aggregate price of $25,000. Such issuances were made pursuant to Rule 505 of Regulation D under the Securities Act. Robert H. Jaffe received a five percent finder's fee in connection with those issuances.

         On August 5, 1999, we sold and issued 200,000 shares of common stock to three sophisticated investors, at a purchase price of fifty cents ($.50) per share or an aggregate price of $100,000. Such issuances were made pursuant to Rule 505 of Regulation D under the Securities Act. Robert H. Jaffe received a five percent finder's fee in connection with those issuances.

         On August 13, 1999, we sold and issued 30,000 shares of common stock to three sophisticated individual investors, at a purchase price of fifty cents ($.50) per share or an aggregate price of $15,000. Such issuances were made pursuant to Rule 505 of Regulation D under the Securities Act. Robert H. Jaffe received a five percent finder's fee in connection with those issuances.

         On August 19, 1999, we issued and sold 200,000 shares of common stock to an existing shareholder of the Company at a purchase price of fifty cents ($.50) per share or an aggregate price of $100,000. The issuance of these 200,000 shares was completed in compliance with Section 4(2) of the Securities Act.

         On August 23, 1999, we sold and issued 105,000 shares of common stock to five sophisticated individual investors, at a purchase price of fifty cents ($.50) per share or an aggregate price of $52,500. Such issuances were made pursuant to Rule 505 of Regulation D under the Securities Act. Robert H. Jaffe received a five percent finder's fee in connection with those issuances.

         On August 31, 1999, we sold and issued 52,000 shares of common stock to four sophisticated individual investors, at a purchase price of fifty cents ($.50) per share or an aggregate price of $26,000. Such issuances were made pursuant to Rule 505 of Regulation D under the Securities Act. Robert H. Jaffe received a five percent finder's fee in connection with those issuances.

         On September 13, 1999, we sold and issued 30,000 shares of common stock to two sophisticated individual investors, at a purchase price of fifty cents ($.50) per share or an aggregate price of $15,000. Such issuances were made pursuant to Rule 505 of Regulation D under the Securities Act. Robert H. Jaffe received a five percent finder's fee in connection with those issuances.

         During October 1999, we sold and issued 640,000 shares of common stock to thirteen sophisticated individual investors at a purchase price of fifty cents ($.50) per share, or an aggregate price of $320,000. Such issuances were made pursuant to Rule 505 of Regulation D under the Securities Act. Robert H. Jaffe received a five percent finder's fee in connection with those issuances.

         In November 1999, convertible promissory notes in the amount of $300,000 were issued to five lenders. The notes bear interest at a rate of six percent per annum, are due on June 30, 2000 and are convertible into 300,000 shares of common stock.

         We are currently conducting a private offering of up to 1,250,000 units to accredited and sophisticated investors. Each unit consists of one share of common stock at a per share price of $1.50 and one warrant to purchase one share of common stock, exercisable at $1.50 per share. The warrants are exercisable for three years from the date the offering is closed, or at our discretion, if the publicly traded price per share exceeds $5.00 for a period of ten consecutive business days. We are offering a minimum of 750,000 units on an "all or none" basis, and the remaining 500,000 units on a "best efforts" basis. The gross proceeds from this offering will go to expansion of our B-to-C E-Commerce and B-to-B Specialty and Mass Merchant Divisions. At December 31, 1999, we had sold 72,700 shares to accredited and sophisticated investors at a purchase price of $1.50 per share, for an aggregate of $109,050. Such subscriptions were made under Rule 505 of Regulation D.

         All of the above purchasers acquired the securities for investment and there was no general advertising or general solicitations in connection with the offer and sale of the securities. We believe that each purchaser was given access to financial and other information with respect to the Company and in connection with these sales.

         Other than the transactions listed above, we have carried out no other unregistered sales of securities since our incorporation.

DIVIDEND POLICY

         We have not paid any dividends to shareholders who own common stock. The Board of Directors will decide in the future if we will pay dividends, if any, depending upon our earnings, capital requirements and financial condition and other important factors. The Board will probably decide to keep all of our profits, if any, to use in our business operations. Under Nevada corporate law, dividends may be paid out of surplus or, in case there is no surplus, out of net profits for the fiscal year that the dividend is declared in and/or the proceeding fiscal year.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read along with our Financial Statements and related notes thereto included elsewhere in this Annual Report.

              RESULTS OF OPERATIONS

              TWELVE MONTHS ENDED DECEMBER 31, 1999 AND 1998

        SALES

              Sales for the year ended December 31, 1999 were $389,110, as compared to $195,364 for the year ended December 31, 1998, an increase of $193,746, or 99%. This increase is primarily the result of the distribution of Lamaze brand-name products to Target Stores and Babies-R-Us.

        COST OF SALES

              Cost of sales for the year ended December 31, 1999 were $201,636, or 52% of sales, as compared to $116,301 or 60% of sales for the same period in 1998. The increase in cost of sales is due to the increase of sales. The decrease in cost of sales as a percentage of sales is due to the change in product mix.

              As a result of the foregoing, we realized an increase in gross profit in 1999 as compared to 1998, with a gross profit of $187,474 or 48% of sales in the year ended December 31, 1999, as compared to $79,063 or 40% of sales achieved during the same period in 1998.

        GENERAL AND ADMINISTRATIVE EXPENSES

              General and administrative expenses amounted to $1,367,887 or 352% of sales for the year ended December 31, 1999, as compared to $327,025 or 167% of sales for the same period in 1998. The increase of $1,040,862 is primarily due to an increase of salaries and other compensation for services rendered.

        CATALOGUE AND WEBSITE EXPENSES

              Catalogue and website expenses amounted to $244,027 for the year ended December 31, 1999, as compared to $0 for the same period in 1998. The increase is the result of the Company transitioning the capitalized costs of developing printed catalogues into a website based marketing tool during 1999.

        INTEREST EXPENSE

              Interest expense for the year ended December 31, 1999 was $33,192, as compared to interest expense of $24,800 in the year ended December 31, 1998. The primary reason for the $8,392 increase in interest expense was due to obtaining more debt.

        LOSS BEFORE INCOME TAXES

              The preceding factors combined to show an increase in the net loss totaling $1,179,777 in the year ended December 31, 1999, as compared to the year ended December 31, 1998. There was a net loss of $1,458,524 in 1999, as compared to a net loss of $278,747 for the comparable period in 1998.

            LIQUIDITY AND CAPITAL RESOURCES

              We had a working capital deficit of $219,343 at December 31, 1999, which represented an increase in the deficit of $27,626 from the working capital deficit of $191,717 at December 31, 1998. The increase in the deficit is mainly due to an increase in short-term notes payable.

              From inception, our operations have been funded by operating revenue, capital contributions, loans from corporate officers, and a bank line of credit. In addition, through December, 1999, we consummated private placements of 2,007,000 shares of our common stock. Our operating activities used cash of $1,044,319 and $229,714 for the years ended December 31, 1999 and 1998, respectively. The principal use of cash in 1999 and 1998 was to finance operating expenses.

              Our investing activities used cash of $37,900 and $6,821 for the fiscal years ended December 31, 1999 and 1998, respectively. The principal use of cash in these periods was for the acquisition of various types of equipment.

              Our financing activities provided cash of $1,085,004 and $188,899 for the years ended December 31, 1999 and 1998, respectively. Loans from Sheldon
R. Rose, loans from investors, utilization of our line of credit and the net proceeds from the Regulation D offerings were the principal sources of cash during these periods. See "Recent Sales of Unregistered Securities."

              In January 1999, Rose Group Delaware, d/b/a in the State of Florida as "Fresh Babies, Inc.," obtained a line of credit facility of $30,000 from AmSouth Bank of Florida. Such line bears interest at a rate of 2% over prime (10.15% at December 31, 1999), is due on demand, and is secured by a pledge of all inventory and is personally guaranteed by a majority stockholder.

              In March 1999, a bridge loan in the amount of $100,000 was obtained from one lender. The loan bore interest at a rate of six percent per annum and was paid in full by December 31, 1999. In connection with the bridge loan, we issued options to purchase 100,000 shares of common stock to the lender. See "Recent Sales of Unregistered Securities."

              In November 1999, convertible debentures in the amount of $300,000 were issued to five lenders. The debentures bear interest at a rate of six percent per annum, are due on June 30, 2000 and are convertible into 300,000 shares of common stock.

              As of December 1999, we have completed a series of private placements totaling 2,007,000 shares of common stock at a purchase price of $.50 per share. We have received gross proceeds of $1,004,568 from these private placements and such proceeds have been or will be utilized to finance the costs and development of our website, print rosebaby.com/Lamaze product brochures, purchase inventory and to finance other working capital expenses.

         In October 1999, our website, rosebaby.com, became operational and we arranged to print 500,000 rosebaby.com/Lamaze product brochures. We anticipate that sales from our website will initially be slow, but will increase substantially after the existence of the website is made known to attendees of Lamaze classes through distribution of the rosebaby.com/Lamaze product brochures.

         We have entered into a Factoring Agreement with Bay View Funding whereby Bay View Funding purchases certain of our receivables for an advance price equal to 85% of the face value of such receivables and receives a factoring and financing fee for such services.

         During the next twelve months, our cash requirements will include, among other things, our lease payments on our office space, salaries payable, payments pursuant to contractual arrangements, legal and accounting costs associated with Securities and Exchange Commission filing requirements, as well as miscellaneous overhead. We anticipate that our existing cash resources and cash generated from operations will not be sufficient to fund our day-to-day operations during fiscal year 2000 and that we will require additional funding in the range of $1,000,000 to $1,500,000 during such year.

         We are currently conducting a private offering of up to 1,250,000 units to accredited and sophisticated investors. Each unit consists of one share of common stock at a per share price of $1.50 and one warrant to purchase one share of common stock, exercisable at $1.50 per share. The warrants are exercisable for three years from the date the offering is closed, or at our discretion, if the publicly traded price per share exceeds $5.00 for a period of ten consecutive business days. We are offering a minimum of 750,000 units on an "all or none" basis, and the remaining 500,000 units on a "best efforts" basis. The gross proceeds from this offering will go to expansion of our B-to-C E-Commerce and B-to-B Specialty and Mass Merchant Divisions. At December 31, 1999, we had sold 72,700 shares to accredited and sophisticated investors at a purchase price of $1.50 per share, for an aggregate of $109,050. Such subscriptions were made under Rule 505 of Regulation D.

         We believe that we will be able to achieve a positive cash flow from operations when monthly sales from our website reach approximately $1,000,000. When monthly sales reach such level, we anticipate that our existing cash resources and cash generated from operations will be sufficient to fund our ongoing operations and provide for the cash requirements for our day-to-day operations, as well as satisfying legal and accounting costs associated with filing the requisite reports under the Securities and Exchange Act of 1934.

PLAN OF OPERATIONS FOR THE COMPANY

         You may find a description of our plan of operations in the section of this report called, "Business Strategy" under Item 1 above.

SAFE HARBOR STATEMENT

         The Private Securities Litigation Reform Act of 1995 provides a new "safe harbor" for certain forward-looking statements. Statements contained in this report that are not historical facts are forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those stated in the forward-looking statements. Factors that could cause our actual results to differ materially include, general economic conditions, changes in laws and government regulations, fluctuations in demand for our products and services, our ability to consummate strategic alliances, technology development problems, and our ability to successfully finance future plant and equipment plans, as well as our current ongoing operations.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements are located at the end of the report following
Item 13.

         Report of Independent Certified Public Accountant.........................................................   F-1

         Consolidated Financial Statements:

         Consolidated Balance Sheet at December 31, 1999...........................................................   F-2
         Consolidated Statements of Operations for the years ended  December 31, 1999, 1998
             and the period March 13, 1997 (date of inception) to December 31, 1997................................   F-3
         Consolidated Statements of Cash Flows for the years  ended December 31, 1999, 1998 and the period March 13, 1997 (date of inception) to December 31, 1997................................F-4 - F-5
         Consolidated Statements of Changes in Stockholders' Deficit for the period
             March 13, 1997 (date of inception) through December 31, 1999..........................................F-6 - F-7
         Notes to Consolidated Financial Statements................................................................F-8 - F-21


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We have made no changes in or had disagreements with our independent accountants during our two most recent fiscal years or any later interim period.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors, executive officers and significant employees of the Company are as follows:

                     NAME           AGE             POSITION WITH COMPANY

       Sheldon R. Rose               61     Chief  Executive  Officer, President
                                            and Chairman of the Board
       Dr. Francine H. Nichols       63     Director
       Spencer Halper                65     Director
       Steven H. Rose                54     Director
       Lori M. Majeski               43     Vice President - Marketing
       Mark C. Nicholas              31     Vice President - Operations

         MR. SHELDON R. ROSE. Mr. Rose has had extensive business experience with American Machine & Foundry Co. (1960-1964) where he completed his services as the Manager of Long Range Planning for the Aerospace General Engineering Division. Mr. Rose also worked for Cutler Hammer as a Sales Engineer from

1964-1968. From 1969-1972, he was Vice President of Marketing for Computer Solutions, Inc., where he provided computer hardware and software related services to accountants, distributors and small to medium size business organizations. He was Corporate Acquisition Marketing Manager for Teleprocessing Industries, a division of Western Union from 1972-1975. In 1975-1982, he was President of Ambassador Corporation, a prenatal and postpartum product services company. From 1982 through approximately March, 1997, he was affiliated with Diplomat Corporation as its founder, Chairman and Chief Executive Officer.

         DR. FRANCINE H. NICHOLS. Dr. Nichols is currently an outside director and consultant to our business. Dr. Nichols obtained her Ph.D. degree in nursing from the University of Texas in 1984, with an emphasis on parent/child research and child health issues. Dr. Nichols presently serves as President of MCH Consultants specializing in maternal and child health care. She is also the author of numerous books, articles and film productions related to "How To's" on infant care with particular emphasis on infant products. She was a Visiting Associate Professor in the School of Nursing at the Catholic University of America in Washington, D.C. from 1991 through 1993. Dr. Nichols has also had extensive affiliations with The University of Kansas School of Medicine and Wichita State University where she has been a Clinical Assistant Professor of Pediatrics (School of Medicine) and Associate Professor (School for Nursing) in charge of The Maternal Child Nursing Graduate Program. She was also President and board member of ASPO/LAMAZE from 1984 through 1991, the National LAMAZE Childbirth Organization headquartered in Washington, D.C.

         MR. SPENCER HALPER. Mr. Halper has had extensive business experience in developing businesses into leading national brands in the specialty catalog industry. He started Consumer Distributing Catalog Showrooms in 1973 through 1976 as director of advertising and marketing. Mr. Halper worked for Hanover Direct (1976-1995) and held several positions, including Executive Vice President of the Specialty Catalog Division.

         MR. STEVEN H. ROSE. Mr. Rose has been Chairman and President of Rose Research for approximately the past eight years and has been actively working in the marketing research field for more than twenty-five years. Mr. Rose is an Executive Member of the American Marketing Association and has made numerous speeches to various client and trade organizations. In addition, he has been quoted in a number of marketing books and publications pertaining to research and new methodological applications in the 1990's. Prior to forming Rose Research, Mr. Rose was associated with Daniel Yankelovich for nearly twenty years. Mr. Rose has been at the forefront of the marketing research industry from the early days of Yankelovich, Skelly and White, to becoming a founding partner of the Daniel Yankelovich Group/DYG.

         MS. LORI M. MAJESKI. Ms. Majeski has worked in the marketing and product development field for over twenty years, and has spent the past four years operating her own consulting company. Her consulting activities focus upon retail, marketing, merchandising and product development services for children's educational toys, juvenile accessories and infant and children's apparel. Prior to founding her own consulting company, Ms. Majeski worked for Mamiye Brothers, Inc. (1994-1995) and Donnkenny, Inc. (1993-1994) where she was directly responsible for the design, product development, production and merchandising of high-end children's wear apparel lines for the Walt Disney Company and affiliated entities thereof.

         MR. MARK C. NICHOLAS. Mr. Nicholas began his career in 1989 with Diplomat Corporation, a NASDAQ publicly traded corporation. He served as Director of Operations and directed all of the warehouse and distribution functions for over 150 products for eight years. Part of his responsibilities included distribution of products to mass merchants and a National LAMAZE Premie Catalogue. Mr. Nicholas has an Associates Degree in Business Management from Rockland Community College, Suffern, New York and is currently completing his Bachelor of Arts degree at Eckert College.

         Each of the above individuals, with the exception of Ms. Majeski, has held his or her position since March 13, 1997. Ms. Majeski became the Vice President-Marketing in July 6, 1999.

         Sheldon R. Rose and Steven H. Rose are brothers and Mark C. Nicholas is the son-in-law of Sheldon R. Rose. There are no other family relationships between directors and/or executive officers.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Officers and directors, and persons who beneficially own, directly or indirectly, more than ten percent (10%) of the registered class of public equity securities must file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers because of requirements of Section 16(a) of the Securities Exchange Act of 1934 and give us a copy of what form was filed.

         The officers, directors and 10% beneficial owners timely filed the Initial Statement of Beneficial Ownership on Form 3 and timely filed the Annual Statement of Beneficial Ownership on Form 5 for the fiscal year end disclosing each individual's ownership of common stock and options.


ITEM 10. EXECUTIVE COMPENSATION

         The following table contains information about the compensation paid during the three years ended on December 31, 1999 to (i) the Chief Executive Officer of the Company and (ii) all other executive officers of the Company, or any of its subsidiaries, who held an executive position on December 31, 1999 and received total salary and bonus in excess of $100,000 during fiscal year ended December 31, 1999 (collectively, "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                           ANNUAL COMPENSATION           LONG TERM COMPENSATION AWARDS
                                           --------------------    ------------------------------------------
  NAME OF INDIVIDUAL                                               RESTRICTED STOCK           SECURITIES
AND PRINCIPAL POSITION        YEAR         SALARY         BONUS         AWARDS             UNDERLYING OPTIONS
----------------------        ----         ------         -----         ------             ------------------
Sheldon R. Rose, Chief        1999       $  69,000          -              -                       -
Executive Officer,            1998         120,000          -              -                       -
President and Chairman of     1997          14,381          -              -                       -
the Board

         The following table contains information regarding options granted in the fiscal year ended December 31, 1999 to the directors and executive officers named in the Summary Compensation Table above. For the fiscal year ended December 31, 1999, we granted options to acquire up to an aggregate of 950,000 shares to employees and directors.


                        OPTION GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)


                        NUMBER OF SECURITIES         % OF TOTAL OPTIONS
                         UNDERLYING OPTIONS         GRANTED TO EMPLOYEES        EXERCISE PRICE         EXPIRATION
         NAME                GRANTED (#)               IN FISCAL YEAR               ($/SH)                DATE
         ----                -----------               --------------               ------                ----
Sheldon R. Rose                550,000                        58%                    1.00                7/14/2002


         The following table sets forth information with respect to the number and value of outstanding options held by executive officers named in the Summary Compensation Table above at December 31, 1999.


                          FISCAL YEAR-END OPTION VALUES

                        NUMBER OF SECURITIES UNDERLYING             VALUE OF UNEXERCISED IN-THE-MONEY
                     UNEXERCISED OPTIONS AT YEAR END (#)                      OPTIONS AT YEAR END ($)
    NAME             EXERCISABLE           UNEXERCISABLE             EXERCISABLE         UNEXERCISABLE
    ----             -----------           -------------             -----------         -------------

Sheldon R. Rose       550,000               -0-                       *                     -0-


----------
* The value of unexercised in-the-money options is based upon the difference between the price of our common stock on December 31, 1999 and the exercise price of the options. We do not have a market for our common stock that the option is exercisable into, therefore there is no market price to compare with the exercise price to determine if the options are in-the-money or out-of-the-money.

STOCK INCENTIVE PLAN

         We have reserved 2,050,000 shares of common stock for issuance if options are exercised, and we will give those options to future management professionals.

COMPENSATION OF DIRECTORS

         We compensate outside directors $500 per day to attend meetings of the Board of Directors. We have also granted certain directors options for their services.

EMPLOYMENT AGREEMENTS

         Sheldon Rose has an employment agreement effective July 1, 1999. Mr. Rose acts as the Chairman, Chief Executive Officer and President of the Company and receives an annual salary of $120,000 under his employment agreement. When we achieve gross sales in an amount equal to $50,000,000, Mr. Rose's base salary shall be increased to $180,000 per annum. Mr. Rose will receive another increase to $240,000 per annum when we achieve gross sales equal to $100,000,000. Mr. Rose shall receive an additional $30,000 per annum for every $50,000,000 increase in gross sales. The employment agreement will remain in effect until July 1, 2004, when it will be automatically extended for successive one year periods unless one party notifies the other within sixty days written notice that they want to terminate the agreement.

         If there is a change of control, our successor entity will have the right to terminate the Employment Agreement, but it must make payment to Mr. Rose in an amount equal to two times his annual salary at the time the agreement is terminated.

         We have made consulting arrangements with Dr. Francine H. Nichols who is a director. We pay consulting fees of approximately $1,442 per week to Dr. Nichols.

         There are no provisions in our Articles of Incorporation or By-laws that would delay or prevent a change of control of the company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table contains information about the beneficial ownership of the equity securities owned by each beneficial owner of more than five percent of our common stock, by each director and Named Executive Officer at December 31, 1999 (as defined in applicable SEC regulations), and by all directors and executive officers as a group. For purposes of this table, a beneficial owner is one who, directly or indirectly, has or shares with others
(a) the power to vote or direct the voting of the common stock or (b) investment power with respect to the common stock which includes the power to dispose or direct the disposition of the common stock.


   NAME AND ADDRESS OF                   NUMBER OF SHARES OF COMMON                       PERCENTAGE OWNERSHIP OF
    BENEFICIAL OWNER                     STOCK BENEFICIALLY OWNED(1)                   COMMON STOCK OUTSTANDING(1)(2)
    ----------------                     ---------------------------                   ------------------------------
Sheldon R. Rose                                3,802,000(3)                                         42.76%
8990 Wembley Court
Sarasota, FL   34238

Robert H. Jaffe                                  959,150(4)                                         11.29%
8 Mountain Avenue
Springfield, NJ   07081

Dr. Francine H. Nichols                          150,000(5)                                          1,79%
2138 California Street, N.W.
Suite 203
Washington, D.C.   20008

Steven H. Rose                                   150,000(5)                                          1.79%
483 Alexander Palm Road
Boca Raton, FL   33432

Spencer Halper                                   110,000                                             1.32%
15 Ardsleigh Place
Jamesburg, NJ   08831

All Directors and  Executive Officers          4,212,000(6)                                         46.84%(6)
as a Group (4 Persons)

----------
(1) Includes any Options issued and outstanding that could be exercised within sixty days from March 1, 2000.

(2) Based upon 8,342,231 shares of common stock outstanding at March 22, 2000.

(3) Includes currently exercisable options to purchase 550,000 shares of common stock. The Option Agreements which govern the terms of the noted options provide that the amount of shares which the holder may purchase upon exercise shall double if we reach $100,000,000 in gross sales if the holder is still a key employee, officer, director, consultant or legal counsel at the company.

(4) Includes currently exercisable options to purchase 150,000 shares of common stock and 34,250 shares held by Portfolio Promotions International, Ltd., of which Mr. Jaffe is the sole shareholder. The Option Agreements which govern the terms of the noted options provide that the amount of shares which the holder may purchase upon exercise shall double if we reach $100,000,000 in gross sales if the holder is still a key employee, officer, director, consultant or legal counsel at the company.

(5) Includes currently exercisable options to purchase 50,000 shares of common stock. The Option Agreements which govern the terms of the noted options provide that the amount of shares which the holder may purchase upon exercise shall double if we reach $100,000,000 in gross sales if the holder is still a key employee, officer, director, consultant or legal counsel at the company.

(6) Includes an aggregate of 650,000 shares of common stock issuable upon exercise of outstanding options and warrants. The Option Agreements which govern the terms of the noted options provide that the amount of shares which the holder may purchase upon exercise shall double if we reach $100,000,000 in gross sales if the holder is still a key employee, officer, director, consultant or legal counsel at the company.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         LOANS. We entered into a loan with Sheldon R. Rose, the Chairman, Chief Executive Officer and President of the Company, for $350,000 and signed a promissory note to repay certain advances made by Mr. Rose for the payment of various business expenses. The promissory note bears interest at a rate of six percent each year and is payable each year, and the principal amount is due and payable in full on December 31, 2001.

         INDEMNIFICATION AGREEMENTS. Robert H. Jaffe, a greater than five percent beneficial owner of the Company's common stock, has made an agreement to repurchase all or a portion of 150,000 shares of common stock owned by two investors, at a price of seventy-five cents ($.75) per share at any time during the period commencing March 25, 2000 and ending September 30, 2000. We have indemnified Mr. Jaffe for any and all costs and expenses which he may have to pay if any litigation results.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)    The following Exhibits are filed as part of this Report:

              2. Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

                     2.1 Exchange of Stock Agreement and Plan of Reorganization by and between the Company (as Vascular International of Nevada, Inc.) and Rose Group Delaware, dated December 15, 1997 (incorporated by reference to our Form 10-SB filed with the Securities and Exchange Commission on December 7, 1999).

              3.     Articles of Incorporation and Bylaws

                     3.1 Articles of Incorporation of Vascular International of Nevada, Inc., filed February 13, 1996 (incorporated by reference to our Form 10-SB filed with the Securities and Exchange Commission on December 7, 1999).

                     3.2 Certificate of Amendment of Articles of Incorporation of Vascular International of Nevada, Inc., changing name of company to The Rose Group Corporation of Nevada, filed March 13, 1997 (incorporated by reference to our Form 10-SB filed with the Securities and Exchange Commission on December 7, 1999).

                     3.3 Bylaws of The Rose Group Corporation of Nevada (then named Vascular International of Nevada, Inc.) (incorporated by reference to our Form 10-SB filed with the Securities and Exchange Commission on December 7, 1999).

              10.    Material Contracts

                     10.1 Lease Agreement for 2073 Porter Lake Drive, Sarasota Florida for period September 1, 1998 to August 31, 1999 (incorporated by reference to our Form 10-SB filed with the Securities and Exchange Commission on December 7, 1999).

                     10.2 Employment Agreement by and between the Company and Sheldon R. Rose effective as of July 14, 1999 (incorporated by reference to our Form 10-SB filed with the Securities and Exchange Commission on December 7, 1999).

                     10.3 Licensing Agreement for "Privacy Shawl" by and between the Company and Pretty/Private, dated January 9, 1998 (incorporated by reference to our Form 10-SB filed with the Securities and Exchange Commission on December 7, 1999).

                     10.4 Exclusive Sales Agreement by and between the Company and LAMAZE for AMI, Inc. effective as of February 24, 1999 (incorporated by reference to our Form 10-SB filed with the Securities and Exchange Commission on December 7, 1999).

                     10.5 Factoring Agreement and amendments thereto, by and between the Company and Bay View Funding dated August 5, 1997 and March 22, 1999, respectively (incorporated by reference to our Form 10-SB filed with the Securities and Exchange Commission on December 7, 1999).

                     10.6 Line of Credit Agreement, by and between The Rose Group Company of Delaware d/b/a in Florida as Fresh Babies, Inc. and AmSouth Bank of Florida, dated January 25, 1999 (incorporated by reference to our Form 10-SB filed with the Securities and Exchange Commission on December 7, 1999).

                     10.7 Lease Agreement for 1535 Northgate Boulevard, Sarasota, Florida for the period September 1, 1999 to August 31, 2002 (incorporated by reference to our Form 10-SB filed with the Securities and Exchange Commission on December 7, 1999).

                     10.8 Agreement, dated as of October 15, 1999, by and between Sun Remarketing, Inc. and the Company (incorporated by reference to our Form 10-SB filed with the Securities and Exchange Commission on December 7, 1999).

                     10.9 Advertising and Promotion Agreement by and between Yahoo! Inc. and The Rose Group Corporation of Nevada dated February 15, 2000 (to be filed by amendment).

                     10.10 Sales Agreement by and between LAMAZE from AMI, Inc. and The Rose Group of Corporation of Nevada dated March 15, 2000

              11.    Statement Re Computation of Per Share Earnings

                     See Notes to Financial Statements

              21.    Subsidiaries of Small Business Issuer

                     21.1   List of Subsidiaries

              27.    Financial Data Schedule

       (b)    Reports on Form 8-K during the quarter ended December 31, 1999:

              None

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                      THE ROSE GROUP CORPORATION OF NEVADA


Date:  March 30, 2000                 By: /s/ Sheldon R. Rose
                                         ------------------------------------
                                         Sheldon R. Rose
                                         Chief Executive Officer, President,
                                         Chairman of the Board and Principal
                                         Financial Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons and in the capacities and on the dates indicated.



         SIGNATURE                             TITLE                     DATE
         ---------                             -----                     ----

/s/ Sheldon R. Rose
---------------------------------        Chairman of the Board        March 30, 2000
Sheldon R. Rose


/s/ Francine H. Nichols
---------------------------------        Director                     March 30, 2000
Dr. Francine H. Nichols


/s/ Spencer Halper
---------------------------------        Director                     March 30, 2000
Spencer Halper


/s/ Sheldon R. Rose
---------------------------------        Director                     March 30, 2000
Steven H. Rose

                        CONSOLIDATED FINANCIAL STATEMENTS

                           THE ROSE GROUP CORPORATION
                           OF NEVADA AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                YEARS ENDED DECEMBER 31, 1999 AND 1998 AND PERIOD
             MARCH 13, 1997 (DATE OF INCEPTION) TO DECEMBER 31, 1999

                          INDEPENDENT AUDITORS' REPORT

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                        Consolidated Financial Statements

                   Years Ended December 31, 1999 and 1998 and
         Period March 13, 1997 (Date of Inception) to December 31, 1999










                                    CONTENTS


Independent Auditors' Report on Consolidated Financial Statements...........F-1

Consolidated Financial Statements:

    Consolidated Balance Sheet..............................................F-2
    Consolidated Statements of Operations...................................F-3
    Consolidated Statements of Changes in Stockholders' Deficit.......F-4 - F-5
    Consolidated Statements of Cash Flows ............................F-6 - F-7
    Notes to Consolidated Financial Statements........................F-8 - F-21

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
The Rose Group Corporation of Nevada and Subsidiaries
    (A Development Stage Enterprise)
Sarasota, Florida


We have audited the accompanying consolidated balance sheet of The Rose Group Corporation of Nevada and Subsidiaries (a development stage enterprise) as of December 31, 1999 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 1999 and 1998 and the period March 13, 1997 (date of inception) to December 31, 1999. These consolidated financial statements are the responsibility of the management of The Rose Group Corporation of Nevada and Subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Rose Group Corporation of Nevada and Subsidiaries as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and the period March 13, 1997 (date of inception) to December 31, 1999 in conformity with generally accepted accounting principles.




/s/ Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
March 21, 2000

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet

                                December 31, 1999


ASSETS
Current assets:
    Cash                                                                $        3,793
    Cash held in trust accounts                                                193,954
    Accounts receivable, factor                                                  7,801
    Advances to stockholder                                                     81,608
    Inventory                                                                  142,099
    Prepaid expenses                                                             9,000
                                                                        --------------
Total current assets                                                           438,255

Property and equipment, net of accumulated depreciation                         73,402

Other assets                                                                    10,127
                                                                        --------------
                                                                        $      521,784
                                                                        ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable, trade, including related party of $71,177         $      267,640
    Notes payable and current portion of long-term debt                        340,105
    Current portion of capital lease obligation                                 10,126
    Accrued expenses                                                            39,727
                                                                        --------------
Total current liabilities                                                      657,598
                                                                        --------------

Long-term liabilities:
    Note payable, stockholder                                                  350,000
    Capital lease obligation                                                    24,718
    Common stock payable                                                        74,050
                                                                        --------------
Total long-term liabilities                                                    448,768
                                                                        --------------

Stockholders' deficit
    Preferred stock; $.001 par value; 2,000,000 shares
        authorized; no shares issued and outstanding
    Common stock; $.001 par value; 50,000,000 shares
        authorized; 7,845,670 shares issued and outstanding                      7,846
    Additional paid-in capital                                               1,180,596
    Accumulated deficit during development stage                            (1,773,024)
                                                                        --------------
Total stockholders' deficit                                                   (584,582)
                                                                        --------------
                                                                        $      521,784
                                                                        ==============

READ INDEPENDENT AUDITORS' REPORT.  THE ACCOMPANYING NOTES
ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.             F-2

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations

                                                                                    March 13,
                                                                                  1997 (Date of
                                               YEAR ENDED DECEMBER 31,            Inception) to
                                           --------------------------------        December 31,
                                                1999               1998                 1999
                                           ----------------------------------------------------
Sales                                      $      389,110      $    195,364      $    1,051,673

Cost of sales                                     201,636           116,301             572,278
                                           ----------------------------------------------------

Gross profit                                      187,474            79,063             479,395
                                           ----------------------------------------------------

Operating expenses:
    General and administrative                  1,367,887           327,025           1,917,476
    Depreciation and amortization                  18,644             5,985              27,040
    Interest expense                               33,192            24,800              70,343
    Catalog and website expenses                  244,037                               244,037
                                           ----------------------------------------------------
Total operating expenses                        1,663,760           357,810           2,258,896
                                           ----------------------------------------------------

Net loss from operations                       (1,476,286)         (278,747)         (1,779,501)

Other income                                       17,762                                17,762
                                           ----------------------------------------------------

Net loss                                   $   (1,458,524)     $   (278,747)     $   (1,761,739)
                                           =====================================================

Loss per share                                      $(.23)            $(.06)               $(.44)
                                           =====================================================


READ INDEPENDENT AUDITORS' REPORT.  THE ACCOMPANYING NOTES
ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.               F-3

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Deficit

                Years Ended December 31, 1999 and 1998 and Period
             March 13, 1997 (Date of Inception) to December 31, 1999

                                                                              Accumulated
                                           Common Stock      Additional      Deficit During
                                           ------------       Paid-In          Development          Stock
                                         Shares     Amount    Capital            Stage            Subscription     Total
                                   ----------------------------------------------------------------------------------------
Stock issued for cash
    (March 1997)                          100     $1,000                                                        $     1,000

Net loss for the period                                                       $   (24,468)                          (24,468)
                                   ----------------------------------------------------------------------------------------

Balance, December 31, 1997                100      1,000                          (24,468)                          (23,468)

Acquisition of company
    (March 1998)                    5,463,670      5,464      $  412,093         (404,414)       $   (14,500)        (1,357)

Recapitalization of company
    (March 1998)                         (100)    (1,000)       (412,093)         393,129             14,500         (5,464)

Net loss for the year                                                            (278,747)                         (278,747)
                                   ----------------------------------------------------------------------------------------

Balance, December 31, 1998          5,463,670      5,464                         (314,500)                         (309,036)

Sale of stock for cash, net of
    offering cost of $51,750
    (March 1999)                      300,000        300          97,950                                             98,250

Stock options issued in
    connection with loan
    (March 1999)                                                   5,400                                              5,400

Stock issued for services
    rendered (March 1999)             250,000        250         124,750                                            125,000

Contribution of services
    (March 1999)                                                  28,000                                             28,000

Contribution of services
    (March 1999)                                                  75,000                                             75,000

Contribution of offering costs
    (March 1999)                                                  30,000                                             30,000


READ INDEPENDENT AUDITORS' REPORT.  THE ACCOMPANYING NOTES
ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.             F-4

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Deficit

                Years Ended December 31, 1999 and 1998 and Period
             March 13, 1997 (Date of Inception) to December 31, 1999




                                                                              Accumulated
                                           Common Stock     Additional      Deficit During
                                         -----------------    Paid-In         Development          Stock
                                         Shares     Amount    Capital            Stage           Subscription        Total
                                   ----------------------------------------------------------------------------------------
Sale of stock for cash, net of
    offering costs of $17,350
    (June 1999)                       100,000        100          32,650                                             32,750

Stock issued in connection
    with accounts payable
    (June 1999)                        75,000         75          37,425                                             37,500

Contribution of offering costs
    (June 1999)                                                   10,000                                             10,000

Sale of stock for cash, net of
    offering costs of $58,840
    (September 1999)                  967,000        967         424,660                            (12,500)        413,127

Stock issued for services
    (September 1999)                   50,000         50          24,950                                             25,000

Collection of stock
    subscription
    (December 1999)                                                                                   12,500         12,500

Sale of stock for cash, net
    of offering costs of
    $29,550 (December 1999)           640,000        640         289,811                                            290,451

Net loss for the year ended
    December 31, 1999                                                          (1,458,524)                       (1,458,524)
                                   ----------------------------------------------------------------------------------------
Balance, December 31, 1999          7,845,670     $7,846      $1,180,596      $(1,773,024)       $        0     $  (584,582)
                                   ========================================================================================


READ INDEPENDENT AUDITORS' REPORT.  THE ACCOMPANYING NOTES
ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.              F-5

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows

                                                                                                     March 13,
                                                                                                    1997 (Date of
                                                                   YEAR ENDED DECEMBER 31,          Inception) to
                                                               -------------------------------      December 31,
                                                                     1999              1998              1999
                                                               --------------------------------------------------
OPERATING ACTIVITIES
    Net loss                                                   $   (1,458,524)    $   (278,747)    $  (1,761,739)
                                                               --------------------------------------------------
    Adjustments to reconcile net loss to net
        cash used by operating activities:
           Depreciation                                                18,644            5,985            26,506
           Amortization of prepaid loan costs                           5,400                              5,400
           Stock issued for services                                  150,000                            150,000
           Contribution of services                                   103,000                            103,000
           (Increase) decrease in:
               Accounts receivable, factor                                              18,680            (7,801)
               Inventory                                              (77,358)            (143)         (142,099)
               Prepaid assets                                          (9,000)                            (9,000)
               Catalogue costs                                        199,972         (124,422)
               Other assets                                            (7,190)                           (10,127)
           Increase in:
               Accounts payable and other accrued
                  expenses                                             30,737          111,433           296,004
               Stock payable                                                            37,500            37,500
                                                               -------------------------------------------------
    Total adjustments                                                 414,205           49,033           449,383
                                                               -------------------------------------------------
    Net cash used by operating activities                          (1,044,319)        (229,714)       (1,312,356)
                                                               --------------------------------------------------

INVESTING ACTIVITIES
    Acquisition of property and equipment                             (32,063)                           (59,227)
    Payment under capital lease obligations                            (5,837)                            (5,837)
    Acquisition of Vascular International of
        Nevada, Inc., net                                                               (6,821)           (6,821)
                                                               --------------------------------------------------
    Net cash used by investing activities                             (37,900)          (6,821)          (71,885)
                                                               --------------------------------------------------

FINANCING ACTIVITIES
    Net borrowings on line of credit                                   29,766                             29,766
    Proceeds from notes payable                                       255,096                            255,096
    Payments on notes payable                                         (64,661)                           (64,661)
    Advances to stockholder                                           (81,608)                           (81,608)
    Proceeds from note payable, stockholder                                            322,138           350,000
    Payments on note payable, stockholder                                             (116,761)
    Payments on offering costs                                        (58,157)         (16,478)         (106,127)
    Proceeds from issuance of common stock                          1,004,568                          1,005,568
                                                               -------------------------------------------------
    Net cash provided by financing activities                       1,085,004          188,899         1,388,034
                                                               -------------------------------------------------



READ INDEPENDENT AUDITORS' REPORT.  THE ACCOMPANYING NOTES
ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.               F-6

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows

                                                                                                      March 13,
                                                                                                    1997 (Date of
                                                                    YEAR ENDED DECEMBER 31,         Inception) to
                                                                -------------------------------      December 31,
                                                                     1999              1998              1999
                                                                -------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                         2,785          (47,636)            3,793

CASH AT BEGINNING OF YEAR                                               1,008           48,644
                                                               --------------------------------------------------

CASH AT END OF YEAR                                            $        3,793     $      1,008     $       3,793
                                                               ==================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    AND NONCASH INVESTING AND FINANCING ACTIVITIES
        Cash paid during the year for interest                 $       33,192     $          0     $      45,543
                                                               =================================================

    Included in accounts payable at December 31, 1999 and 1998 is approximately $11,000 and $31,000, respectively, related to offering costs.

    During the year ended December 31, 1999, the Company entered into a capital lease for equipment with a fair market value of $40,681.

    During 1999, the Company issued stock valued at $37,500 in connection with accounts payable.

    Included in cash held in escrow is approximately $120,000 of proceeds from notes payable and $74,000 of monies received for stock to be issued.

    During 1999, the Company's President sold stock to investors for less than fair market value. The Company recorded the difference between the selling price and the fair market value of the stock of $40,000 as contribution to capital and a corresponding offering cost.



READ INDEPENDENT AUDITORS' REPORT.  THE ACCOMPANYING NOTES
ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.              F-7

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                Years Ended December 31, 1999 and 1998 and Period
             March 13, 1997 (Date of Inception) to December 31, 1999


1.      BACKGROUND AND OTHER INFORMATION

On March 10, 1998, The Rose Group Corporation of Nevada (the "Parent"), formerly known as Vascular International of Nevada, Inc., acquired all of the outstanding common stock of The Rose Group Corporation, a Delaware corporation. The consolidated entities will be referred to as the "Company." For accounting purposes, the acquisition has been treated as a recapitalization of The Rose Group Corporation with The Rose Group Corporation as the acquiror (reverse acquisition). The historical financial statements prior to March 10, 1998 are those of The Rose Group Corporation. Pro forma information giving effect to the acquisition as if the acquisition took place on March 13, 1997 (date of inception of The Rose Group Corporation) is as follows:

                                                                        March 13,
                                                                     1997 (Date of
                                  YEAR ENDED DECEMBER 31,            Inception) to
                              ---------------------------------       December 31,
                                   1999                1998               1999
                              ------------------------------------------------------

Net sales                     $      389,110       $    195,364      $     1,051,673
                              ======================================================
Net loss                      $   (1,458,524)      $   (278,747)     $    (1,768,501)
                              ======================================================
Basic loss per common stock            $(.23)             $(.06)               $(.44)
                              ======================================================

The Parent was incorporated in the state of Nevada on February 6, 1996 and was a public shell corporation at the time of acquisition. The Rose Group Corporation was incorporated in the state of Delaware on March 13, 1997. Rosebaby.com of Utah, Inc., a wholly owned subsidiary of the Parent, was incorporated on April 29, 1999 in the state of Utah.

Management of the Company plans to continue to develop the Company as a prenatal and postpartum selfcare and healthcare manufacturer, wholesaler, mass marketer to retail outlets, and direct seller to consumers through its Internet E-commerce facilities of certain products and related consulting services that are marketed under the nationally known trademark and brand name "LAMAZE." The Company also intends to market other nationally known brands of products for newborns and toddlers through its ROSEBABY.COM website and supplemental catalogues.

The headquarters of the Company is located in Sarasota, Florida.

The Company is considered a development stage enterprise devoting substantially all of its efforts to establishing customer and vendor relationships, to establishing complete product lines, and to raising capital through private placement sales.

READ INDEPENDENT AUDITORS' REPORT.                                          F-8

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                Years Ended December 31, 1999 and 1998 and Period
             March 13, 1997 (Date of Inception) to December 31, 1999


1.      BACKGROUND AND OTHER INFORMATION (CONTINUED)

The Company had sales to significant customers of $351,543 in 1999, $77,648 in 1998, and $742,564 for the period March 13, 1997 (date of inception) to December 31, 1999, respectively, which made up ninety percent, thirty-nine percent, and seventy-one percent of the Company's total sales for those respective periods.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. The Company incurred operating losses of $1,761,739 since inception and has negative working capital of $219,343 as of December 31, 1999. Total liabilities exceed total assets by $584,582 as of December 31, 1999. As indicated in Note 15, subsequent to year-end, the Company raised approximately $1,833,000 by means of a private placement offering of its common stock at $1.50 per share. Management believes that actions presently taken to raise additional capital by means of this private placement sale of its common stock and a subsequent secondary public offering will provide the opportunity for the Company to continue as a going concern.


2.      SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed are:

        The accompanying consolidated financial statements include the accounts of the Parent and its wholly owned subsidiaries, The Rose Group Corporation (a Delaware corporation) and Rosebaby.com of Utah, Inc. (a Utah corporation), hereinafter referred to as the "Subsidiaries." All significant intercompany transactions have been eliminated in the consolidation.

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


READ INDEPENDENT AUDITORS' REPORT.                                           F-9

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                Years Ended December 31, 1999 and 1998 and Period
             March 13, 1997 (Date of Inception) to December 31, 1999


2.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Cash held in trust accounts represents monies held by the Company's attorney, which was raised from the proceeds of notes payable and sales of common stock.

        Inventory is stated at the lower of cost (first-in, first-out) or market.

        Property and equipment are recorded at cost. Depreciation is calculated by the accelerated method over the estimated useful lives of the assets, ranging generally from 5 to 15 years. Additions to and major improvements of property and equipment are capitalized. Maintenance and repair expenditures are charged to expense as incurred. As property and equipment are sold or retired, the applicable cost and accumulated depreciation are eliminated from the accounts and any gain or loss is recorded.

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

        Revenue is recognized once products are shipped. The Company sells to its customers based on its standard credit policies and regularly reviews accounts receivable providing for any bad debts. At December 31, 1999, management believes that all accounts receivable are fully collectible and no allowance for bad debt is required.

        In connection with the Company's private placements, offering costs are deferred and offset against the proceeds of the offering or expensed if the offering is unsuccessful.

        Basic loss per share (EPS) is computed by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS reflect the potential dilution from the exercise or conversion of securities into common stock. Diluted EPS are not presented because they are anti-dilutive.


READ INDEPENDENT AUDITORS' REPORT.                                         F-10

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                Years Ended December 31, 1999 and 1998 and Period
             March 13, 1997 (Date of Inception) to December 31, 1999


2.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Advertising costs (except for costs associated with direct-response advertising) are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising expense for the years ended December 31, 1999 and 1998 and the period March 13, 1997 (date of inception) to December 31, 1999 was $73,799, $4,914, and $85,001, respectively.

        Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income in the period that included the enactment date.

        The Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (FASB No. 123), effective for fiscal years beginning after December 15, 1995. This statement provides that expense equal to the fair value of all stock-based awards on the date of the grant be recognized over the vesting period. Alternatively, this statement allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), whereby compensation expense is recorded on the date the options are granted to employees equal to the excess of the market price of the underlying stock over the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure of the provisions of FASB No. 123.

        In accordance with the Securities and Exchange Commission Staff Accounting Bulletin 1:B, the Company recorded as an expense and as additional paid-in capital the estimated fair value for services provided to it by its President and Vice President of Operations that were not paid with cash.

        In accordance with the Securities and Exchange Commission Staff Accounting Bulletin 5:T, the Company recorded as operating expense and as additional paid-in capital the fair value of stock transferred by the President to Directors for services rendered on behalf of the Company.


READ INDEPENDENT AUDITORS' REPORT.                                         F-11

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                Years Ended December 31, 1999 and 1998 and Period
             March 13, 1997 (Date of Inception) to December 31, 1999




3.      INVENTORY

Inventory at December 31, 1999 consists of:

        Finished goods                                           $    88,245
        Raw materials                                                 53,854
                                                                 -----------
                                                                 $   142,099
                                                                 ===========

4.      PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1999 consists of:

        Office furniture and fixtures                             $   20,915
        Equipment                                                     74,195
        Leasehold improvements and other                               4,798
                                                                  ----------
                                                                      99,908
        Less accumulated depreciation                                 26,506
                                                                  ----------
                                                                  $   73,402
                                                                  ==========

The following is a summary of the property included above, which is held under a capital lease:


        Office furniture and fixtures                            $   16,797
        Equipment                                                    23,884
                                                                 ----------
                                                                     40,681
        Less accumulated depreciation                                 1,794
                                                                 ----------
                                                                 $   38,887
                                                                 ==========


READ INDEPENDENT AUDITORS' REPORT.                                         F-12

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                Years Ended December 31, 1999 and 1998 and Period
             March 13, 1997 (Date of Inception) to December 31, 1999


5.      OBLIGATIONS UNDER CAPITAL LEASES

The Company has a capitalized rental obligation for the lease of equipment. The obligation, which matures in 2002, represents the total present value of future rental payments discounted at the interest rates implicit in the lease.
Future minimum lease payments under this capital lease are:

         Year Ending
        DECEMBER 31,
        ------------
             2000                                                  $    20,319
             2001                                                       20,319
             2002                                                       11,853
                                                                   -----------
        Total minimum lease payments                                    52,491
        Less amount representing interest                               17,647
                                                                   -----------
        Present value of net minimum lease payments                     34,844
        Less current portion                                            10,126
                                                                   -----------
                                                                   $    24,718
                                                                   ===========

6.      NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consist of:

        Line of credit payable; maximum borrowing $30,000; due on demand;
           interest at 2.0% over prime (10.5% at December
           31, 1999); collateralized by inventory and
           personally guaranteed by majority stockholder          $     29,766
        Convertible debentures; interest at 6.0%; interest only
           payments due quarterly; due June 30, 2000;
           unsecured; convertible into 300,000 shares of
           common stock at $1.00 per share at the option of
           the holder; if converted, the Company must
           register these shares within 90 days; if this is
           not done, the holders are entitled to an
           additional 150,000 shares of common stock                   300,000


READ INDEPENDENT AUDITORS' REPORT.                                         F-13

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                Years Ended December 31, 1999 and 1998 and Period
             March 13, 1997 (Date of Inception) to December 31, 1999


6.      NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

        Note payable; interest at 9.8%; $5,226 payable per month including interest; due January 25, 2000;
           unsecured                                                     10,339
        Note payable, majority stockholder; due December 31,
           2001; interest at 6.0% per annum; unsecured                  350,000
                                                                   ------------
                                                                        690,105
        Less amounts currently due                                      340,105
                                                                   ------------
                                                                   $    350,000
                                                                   ============

The following is a schedule by year of the principal payments required on these notes payable and long-term debt:

        2000                                                           $340,105
                                                                       ========
        2001                                                           $350,000
                                                                       ========


7.      LEASE COMMITMENTS

The Company rented office space under an operating lease with a remaining lease term of less than one year that expired August 31, 1999. Monthly rent payments were $1,043. On August 19, 1999, the Company entered into a lease agreement for the leasing of new corporate and warehouse space. Monthly base rental lease payments are $3,875. The lease expires on August 31, 2002. In addition, the Company leases equipment under operating leases that have an initial or remaining noncancelable lease term in excess of one year.

The following is a schedule by year of all future minimum rental payments under these leases:

        2000                                                            $85,366
                                                                        =======
        2001                                                            $68,610
                                                                        =======
        2002                                                            $31,000
                                                                        =======

Total rent expense amounted to $59,665, $20,081, and $93,572 for 1999, 1998, and the period March 13, 1997 (date of inception) through December 31, 1999, respectively.


READ INDEPENDENT AUDITORS' REPORT.                                         F-14

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                Years Ended December 31, 1999 and 1998 and Period
             March 13, 1997 (Date of Inception) to December 31, 1999


8.      ACCOUNTS RECEIVABLE, FACTOR

The Company entered into an agreement to sell its accounts receivable, with recourse, to Bayview Growth Corporation (Bayview). The agreement calls for the immediate payment of eighty-five percent of the face value of the accounts receivable, with the remaining fifteen percent payable upon collection of the receivable by Bayview. The Company is charged various factoring and financing fees amounting to one percent for each 10-day period the receivables are not collected by Bayview. The amount shown on the consolidated balance sheet at December 31, 1999 represents the unfunded portion of the receivables not yet collected by Bayview.

In the event of a default, or 90 days from invoice date, the Company must repurchase the accounts receivable from Bayview. Losses from defaults have not been significant. At December 31, 1999, the Company is contingently liable in the amount of $30,642 relating to such receivables sold with recourse.


9.      OTHER COMMITMENTS

On February 28, 1999, the Company executed an exclusive agreement with LAMAZE from AMI, Inc. (LAMI). This agreement allowed the Company to use the "LAMAZE" trademark on the advertising, packaging, and marketing materials related to maternity support hose and nursing shawls. The Company is required to pay a fee of nine percent of the net sales (sales less returns and allowances) of the authorized products (listed above) with a minimum yearly fee of $45,000 payable in installments in January and July of every year.

Subsequent to December 31, 1999, the Company and LAMI entered into a new agreement calling for a fee equal to five percent of net sales of maternity support hose, nursing shawls, and maternity and nursing apparel, and a minimum yearly fee of $50,000 payable in two installments on February and August 15th through December 31, 2001.

On July 1, 1999, the Company entered into an employment agreement with the Chief Executive Officer (CEO) and President of the Company. Under the terms of the agreement, the CEO is to receive an annual salary of $120,000, with incremental increases based on sales. The agreement will remain in effect until July 1, 2004, when it will be automatically extended for successive one-year periods unless 60 days written notice is given by one party.

The Company pays one of its Directors $75,000 per year for consulting. There is no formal written agreement and payments began on September 3, 1999.


READ INDEPENDENT AUDITORS' REPORT.                                         F-15

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                Years Ended December 31, 1999 and 1998 and Period
             March 13, 1997 (Date of Inception) to December 31, 1999


9.      OTHER COMMITMENTS (CONTINUED)

On October 15, 1999, the Company entered into a written agreement with Sun Remarketing, Inc. (Sun) to design an E-Commerce website and to provide server and Internet services. The Company issued 50,000 shares of stock and must pay Sun a minimum monthly fee of $5,000. The agreement gives Sun the right to purchase an additional 50,000 shares of common stock at $.50 per share, exercisable on January 1, 2000 and expiring on December 31, 2000. The agreement is cancelable by either party upon a 60-day written notice.

The Company has agreed to indemnify one of its stockholders for all costs and expenses he may incur in connection with any litigation resulting from the sale of 150,000 shares of the Company's common stock.


10.     INCOME TAXES

From the date of inception to February 28, 1998, the Subsidiaries, with the consent of the stockholders, elected to be taxed under the Internal Revenue Code as S corporations. In lieu of being assessed corporate income taxes, the stockholders of an S corporation are taxed on their proportionate share of the Company's taxable income or loss. As of the date of the merger with Vascular International of Nevada, Inc., the Subsidiaries became C corporations and will be taxed as such.

The Company has a loss carryforward of approximately $1,591,000 as of December 31, 1999 that may be applied against future taxable income. This loss gives rise to a deferred tax asset at December 31, 1999 of approximately $557,000. Management has established a valuation allowance equal to the amount of the deferred tax asset due to the uncertainty of the Company's realization of this benefit.

        Loss carryforward                                          $   557,000
        Less valuation allowance                                       557,000
                                                                   -----------
        Net deferred tax assets                                    $         0
                                                                   ===========

The loss carryforward expires on December 31, 2014.


READ INDEPENDENT AUDITORS' REPORT.                                         F-16

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                Years Ended December 31, 1999 and 1998 and Period
             March 13, 1997 (Date of Inception) to December 31, 1999


11.     STOCK OPTIONS

The Company issues stock options as incentives to employers, directors, investors, and lenders. The following is a summary of stock option activity during the fiscal year ended December 31, 1999:

                                                                      Weighted
                                                                       Average
                                                         Number       Exercise
                                                       of Shares        Price
                                                      ------------------------
        Options granted and outstanding at
           January 1, 1999                                       0       $.00
        Options granted during the year                  1,115,000        .93
                                                      -----------------------
        Options granted and outstanding at
           December 31, 1999                             1,115,000       $.93
                                                      =======================

The following table summarizes the status of outstanding options at December 31, 1999:

                                                        Weighted Average
                   Exercise                Number           Remaining
                    Price                of Shares      Contractual Life
                   -----------------------------------------------------
                   $1.00                  950,000              2.54
                   $1.00                   15,000              1.75
                    $.50                  100,000              1.25
                    $.50                   50,000              1.00

As of December 31, 1999, all of the above options were exercisable and expire between one to three years after the date granted.


READ INDEPENDENT AUDITORS' REPORT.                                         F-17

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                Years Ended December 31, 1999 and 1998 and Period
             March 13, 1997 (Date of Inception) to December 31, 1999


11.     STOCK OPTIONS (CONTINUED)

The weighted average fair value of the options at their grant date during 1999 was $.005, which resulted in no material difference from net loss or loss per share as shown in the accompanying statements of operations. The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average of the assumptions used in the model:

        Risk-free interest rate                                  4.7% to 5.79%
        Expected years until exercised                              1 - 3

The Company has reserved 2,050,000 shares of common stock for the exercise of these and other options.


12.     STOCKHOLDERS' EQUITY AND OTHER RELATED PARTY TRANSACTIONS

During 1999, the Company advanced its majority stockholder $81,608 to assist in paying some credit card debt that he incurred in prior years in connection with his efforts to raise money to finance the Company. This amount bears no interest, is unsecured, and is due on demand.

The above amount is not necessarily indicative of the amount that would have been agreed to by independent third parties.

During July 1999, the Company committed to issue and, subsequently issued, 50,000 shares of common stock in exchange for services rendered by a consulting firm. The cost of the services has been charged to website costs and capital has been increased by $25,000, representing the excess of the cost of the services over the par value of the common stock. In accordance with FASB No. 123, the fair value of the equity instrument was used. The value assigned of $.50 per share was determined from the most recent third party sale of common stock.

In December 1997, The Rose Group Corporation of Nevada (f/k/a Vascular International of Nevada, Inc.) completed a private issuance of its common stock to present management and affiliated parties in which 600,000 shares (post-reverse split) were issued for interim capitalization of $14,500 and reorganizational services rendered.


READ INDEPENDENT AUDITORS' REPORT.                                         F-18

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                Years Ended December 31, 1999 and 1998 and Period
             March 13, 1997 (Date of Inception) to December 31, 1999


12.     STOCKHOLDERS' EQUITY AND OTHER RELATED PARTY TRANSACTIONS (CONTINUED)

During March 1999, the Company issued 250,000 shares of common stock in exchange for services rendered by management. The cost of the services has been charged to operations and capital has been increased by $125,000, representing the excess of the cost of the services over the par value of the common stock. In accordance with FASB No. 123, the fair value of the equity instrument was used. The value assigned of $.50 per share was determined from the most recent third party sale of common stock.

During March 1999, the Company recorded the fair value of services rendered by the President and Vice President of Operations from January 1, 1999 through March 31, 1999 by charging operations $28,000 and additional paid-in capital in accordance with Staff Accounting Bulletin 1:B.

During March 1999, the President transferred 150,000 shares of his common stock in the Company to Directors for services rendered on behalf of the Company. The Company charged $75,000 to operations and additional paid-in capital as a result of this transaction.

During June 1999, the Company issued 75,000 shares of common stock in exchange for services rendered by a consulting firm. The cost of the service has been charged to operations and capital has been increased by $37,500. In accordance with FASB No. 123, the fair value of the equity instrument was used. The value assigned of $.50 per share was determined from the most recent third party sale of common stock.

During 1999, the Company sold 2,007,000 shares of common stock for $847,078, net of offering costs of $157,490.

The Company's President sold 100,000 shares of common stock to some of the Company's investors at $.10 per share. The Company recorded the difference between the selling price and the fair market value of underlying stock of $.50 as a contribution to capital by the President and a corresponding offering cost in the amount of $40,000.

As of December 31, 1999, the Company recorded $74,050 of common stock payable to investors who had not been issued their respective shares.


READ INDEPENDENT AUDITORS' REPORT.                                         F-19

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                Years Ended December 31, 1999 and 1998 and Period
             March 13, 1997 (Date of Inception) to December 31, 1999


13.     LOSS PER SHARE

The following data shows the amounts used in computing loss per share and the weighted average number of shares of common stock:

                                                                                             March 13,
                                                                                           1997 (Date of
                                                       Year Ended December 31,             Inception) to
                                                  ---------------------------------         December 31,
                                                      1999                1998                  1999
                                                  ------------------------------------------------------
        Net loss                                  $   (1,458,524)     $    (278,747)     $    (1,761,739)
                                                  =======================================================
        Weighted average number of
           common shares used in
           basic EPS                                   6,409,284          4,612,985            4,043,194
                                                  ======================================================


14.     BUSINESS SEGMENT INFORMATION

The Company adopted Statements of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information," in 1999. For 1999, the Company was primarily involved in two lines of business, Business to Customer E-Commerce and Business to Business Specialty and Mass Merchant. The following data shows the segmented information as of December 31, 1999:

                                                                 Business to
                                                 Business to       Business
                                                   Customer     Specialty/Mass
                                                 E-Commerce        Merchant     Corporate        Total
                                                 ---------------------------------------------------------
        Sales                                    $     5,776     $  383,334                   $    389,110
        Cost of sales                                 15,800        185,836                        201,636
                                                ----------------------------------------------------------
        Gross (loss) profit                          (10,024)       197,498                        187,474
        Expenses                                     502,743        765,535     $ 395,482        1,663,760
                                                ----------------------------------------------------------
        Operating loss                              (512,767)      (568,037)                    (1,476,286)
        Other income                                     900         16,156           706           17,762
                                                ----------------------------------------------------------
        Net loss                                 $  (511,867)    $ (551,881)    $(394,776)    $ (1,458,524)
                                                ==========================================================

        Total assets                             $    90,251     $  232,131     $ 199,402     $    521,784
                                                ==========================================================
        Total liabilities                        $    81,332     $  576,258     $ 448,776     $  1,106,366
                                                ==========================================================


READ INDEPENDENT AUDITORS' REPORT.                                         F-20

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                Years Ended December 31, 1999 and 1998 and Period
             March 13, 1997 (Date of Inception) to December 31, 1999


15.     OTHER SUBSEQUENT EVENTS

On January 31, 2000, the Company entered into a tentative agreement with Pinnacle Asset Management, Inc. (PAMC) to serve as the Company's exclusive financial advisor in connection with the Company entering into partnerships, joint ventures, or similar arrangements, possible mergers or stock sales, sales or other dispositions of business or assets, and other related matters with which the Company may require assistance. The agreement is for two years and can be extended by mutual agreement between both parties. Upon execution of this agreement, 500,000 warrants to purchase 500,000 shares of common stock at $.50 per share are issuable to PAMC. Based on a successful infusion of not less than $5,000,000 of equity funding during 2000, PAMC will be entitled to an additional 1,750,000 warrants to purchase 1,750,000 shares of common stock at $.50 per share.

On February 15, 2000, the Company entered into an agreement with Yahoo!, Inc. (Yahoo!) for advertising and promotion services on Yahoo!'s website. Under the terms of the agreement, Yahoo! is to provide Internet users with links to the Company's website, chat room, video streaming, and e-mail. The Company is to pay Yahoo! $1,000,000 and issue a warrant to purchase 131,185 shares of the Company's stock at $.50 per share.

The Company additionally executed a Remote Merchant Integration Program Agreement ("Merchant Agreement") with Yahoo!. Under the Merchant Agreement, in exchange for Yahoo! displaying the Company's product information and pages from the Company's website, the Company will pay Yahoo! two percent of revenue that the Company receives from sales to customers that purchase products through the Yahoo! shopping website. The payment is due within fifteen days from the end of each quarter. The Merchant Agreement is for one year and then on a month-to-month basis after expiration of the term.

Subsequent to year-end, the Company raised approximately $1,833,000 by means of a $1,875,000 private placement offering. This offering consists of 1,250,000 units, with each unit valued at $1.50 per unit being comprised of one share of common stock and one warrant to purchase an additional share of common stock for $1.50.


READ INDEPENDENT AUDITORS' REPORT.                                         F-21