Form 10QSB
period 2000-03-31
ROSE GROUP OF NEVADA
filed 2000-05-22
CIK 1091810

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the three months ended March 31, 2000

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from __________ to __________

                         Commission File Number 0-26857

                      THE ROSE GROUP CORPORATION OF NEVADA
               (Exact Name of Registrant as Specified in Charter)

           NEVADA                                       59-3575972
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or Organization)

           1748 INDEPENDENCE BOULEVARD, BUILDING A, SARASOTA, FLORIDA
                    (Address of Principal Executive Offices)

                                 (941) 359-1795
              (Registrant's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                       X  YES                            NO
                      ---                            ---
There were 8,345,670 shares of the Registrant's $.001 par value common stock outstanding as of March 31, 2000.

Transitional Small Business Format (check one)    YES           NO X
                                                     ---          ---

                      THE ROSE GROUP CORPORATION OF NEVADA

                                      INDEX


                                                                                PAGE

PART I - FINANCIAL INFORMATION

    Item 1.     Consolidated Financial Statements..................................1

    Item 2.     Management's Discussion & Analysis of Financial
                Condition and Results of Operations................................8

PART II - OTHER INFORMATION

    Item 2.     Changes in Securities.............................................10

    Item 5.     Other Information.................................................10

    Item 6.     Exhibits and Reports on Form 8-K..................................10

SIGNATURES........................................................................11


PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                        Consolidated Financial Statements

         For the Three Months Ended March 31, 2000 and 1999 (Unaudited)

                                    Contents





Certified Public Accountants' Review Report on Consolidated

    Financial Statements..........................................................1

Consolidated Financial Statements:

    Consolidated Balance Sheet....................................................2
    Consolidated Statements of Operations.........................................3
    Consolidated Statements of Changes in Stockholders' Equity..................4-5
    Consolidated Statements of Cash Flows ........................................6
    Note to Consolidated Financial Statements.....................................7


                   Certified Public Accountants' Review Report

Board of Directors
The Rose Group Corporation of Nevada and
    Subsidiaries (A Development Stage Enterprise)
Sarasota, Florida

We have reviewed the accompanying consolidated balance sheet of The Rose Group Corporation of Nevada and Subsidiaries (a development stage enterprise) as of March 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the three month period then ended. All information in these consolidated financial statements is the responsibility of the management of The Rose Group Corporation of Nevada and Subsidiaries.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements as of and for the three month period ended March 31, 2000 in order for them to be in conformity with generally accepted accounting principles.

/s/ Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
May 16, 2000

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet

                           March 31, 2000 (Unaudited)



ASSETS
Current assets:
    Cash                                                                        $    68,745
    Cash held in escrow                                                             790,591
    Accounts receivable                                                               3,223
    Inventory                                                                       152,982
    Prepaid expenses                                                                891,058
    Other current assets                                                             25,233
                                                                                -----------
Total current assets                                                              1,931,832
                                                                                -----------
Equipment, net of accumulated depreciation                                           86,330
                                                                                -----------
Other assets:
    Offering costs                                                                   80,722
    Other assets                                                                     13,279
                                                                                -----------
Total other assets                                                                   94,001
                                                                                -----------
                                                                                $ 2,112,163
                                                                                ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable, trade, including related party of  $42,250                $   781,648
    Accrued expenses                                                                 30,768
    Notes payable and current portion of long-term debt                             197,662
    Current portion of capital lease obligation                                      16,037
                                                                                -----------
Total current liabilities                                                         1,026,115
                                                                                -----------
Long-term liabilities:
    Note payable, stockholder                                                       350,000
    Capital lease obligation                                                         36,914
    Long-term debt                                                                  130,000
    Accounts payable                                                                 35,764
                                                                                -----------
Total long-term liabilities                                                         552,678
                                                                                -----------
Stockholders' equity:
    Preferred stock; $.001 par value; 2,000,000 shares authorized;
        no shares issued and outstanding
    Common stock; $.001 par value; 50,000,000 shares authorized;
        8,345,670 shares issued and outstanding                                       8,346
    Additional paid-in capital                                                    1,516,963
    Common stock subscription payable                                             1,855,585
    Accumulated deficit during development stage                                 (2,847,524)
                                                                                -----------
Total stockholders' equity                                                          533,370
                                                                                -----------
                                                                                $ 2,112,163
                                                                                ===========

Read certified public accountants' review report. The accompanying notes are an integral part of the consolidated financial statements.

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                Consolidated Statements of Operations (Unaudited)



                                                                                               March 13,
                                                        Three Months Ended                    1997 (Date of
                                                            March 31,                         Inception) to
                                                 ---------------------------------             March 31,
                                                    2000                   1999                  2000
                                                 ----------------------------------------------------------
Sales                                            $    56,890           $   151,182           $ 1,108,563

Cost of sales                                         23,581                86,302               595,859
                                                 -----------           -----------           -----------
Gross profit                                          33,309                64,880               512,704
                                                 -----------           -----------           -----------

Operating expenses:
    General and administrative expenses            1,114,396               203,754             3,031,872
    Interest expenses                                 12,787                 5,594                83,130
    Depreciation and amortization                      7,591                 1,650                34,631
    Catalogue and website expense                                                                244,037
                                                 -----------           -----------           -----------
                                                   1,134,774               210,998             3,393,670
                                                 -----------           -----------           -----------
Net loss from operations                          (1,101,465)             (146,118)           (2,880,966)

Other income                                          26,965                                      44,727
                                                 -----------           -----------           -----------

Net loss                                         $(1,074,500)          $  (146,118)          $(2,836,239)
                                                 ===========           ===========           ===========

Loss per common share                            $      (.13)          $      (.10)          $      (.64)
                                                 ===========           ===========           ===========

Weighted average shares outstanding                8,059,956             1,358,165             4,373,099
                                                 ===========           ===========           ===========


Read certified public accountants' review report. The accompanying notes are an integral part of the consolidated financial statements.

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

            Consolidated Statements of Changes in Stockholders' Equity

                Three Months Ended March 31, 2000 (Unaudited) and
     Period March 13, 1997 (Date of Inception) to March 31, 2000 (Unaudited)


                                                                                          Accumulated
                                                   Common Stock             Additional   Deficit During
                                             ------------------------        Paid-in       Development     Stock
                                             Shares            Amount         Capital        Stage      Subscription      Total
                                             ------            ------         -------    -------------- ------------      -----
Stock Issued for Cash
    (March 1997)                               100           $ 1,000                                                   $   1,000
Net loss for the period                                                                       $(24,468)                  (24,468)
                                         ---------             -----           ---------      --------     --------    ---------

Balance, December 31, 1997                     100             1,000                           (24,468)                  (23,468)

Acquisition of company
    (March 1998)                         5,463,670             5,464           $ 412,093      (404,414)    $(14,500)      (1,357)

Recapitalization of company
    (March 1998)                              (100)           (1,000)           (412,093)      393,129       14,500       (5,464)

Net loss for the year                                                                         (278,747)                 (278,747)
                                         ---------             -----           ---------      --------     --------    ---------

Balance, December 31, 1998               5,463,670             5,464                          (314,500)                 (309,036)

Sale of stock for cash, net of
    offering cost of $51,750
    (March 1999)                           300,000               300              97,950                                  98,250

Stock options issued in
    connection with loan
    (March 1999)                                                                   5,400                                   5,400

Stock issued for services
    rendered (March 1999)                  250,000               250             124,750                                 125,000

Contribution of services
    (March 1999)                                                                 103,000                                 103,000

Contribution of offering costs
    (March 1999)                                                                  30,000                                  30,000

Sale of stock for cash, net of
    offering costs of $17,350
    (June 1999)                            100,000               100              32,650                                  32,750

Stock issued in connection
    with accounts payable
    (June 1999)                             75,000                75              37,425                                  37,500


Read certified public accountants' review report. The accompanying notes are an integral part of the consolidated financial statements.

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

     Consolidated Statements of Changes in Stockholders' Equity (continued)

                Three Months Ended March 31, 2000 (Unaudited) and
     Period March 13, 1997 (Date of Inception) to March 31, 2000 (Unaudited)



                                                                              Accumulated
                                          Common Stock         Additional     Deficit During
                                        ------------------      Paid-in       Development       Stock
                                       Shares       Amount      Capital         Stage         Subscription       Total
                                       -------     --------    ----------     --------------  ------------    ----------
Contribution of offering costs
    (June 1999)                                                   10,000                                          10,000

Sale of stock for cash, net of
    offering costs of $58,840
    (September 1999)                   967,000        967        424,660                         (12,500)        413,127

Stock issued for services
    (September 1999)                    50,000         50         24,950                                          25,000

Collection of stock
    subscription
    (December 1999)                                                                               12,500          12,500

Sale of stock for cash, net
    of offering costs of
    $29,550 (December 1999)            640,000        640        289,811                                         290,451

Net loss for the year ended
    December 31, 1999                                                         (1,458,524)                     (1,458,524)
                                     ---------     ------     ----------     -----------      ----------     -----------

Balance, December 31, 1999           7,845,670      7,846      1,180,596      (1,773,024)                       (584,582)

Stock, options, and warrants
    issued for services rendered
    (March 2000) (unaudited)                                      86,867                                          86,867

Stock issued for services
    (March 2000) (unaudited)           500,000        500        249,500                                         250,000

Common stock subscriptions
    payable (March 2000)
    (unaudited)                                                                                1,855,585       1,855,585

Net loss for the three months
    ended March 31, 2000
    (unaudited)                                                               (1,074,500)                     (1,074,500)
                                     ---------     ------     ----------     -----------      ----------     -----------

Balance, March 31, 2000
    (unaudited)                      8,345,670     $8,346     $1,516,963     $(2,847,524)     $1,855,585     $   533,370
                                     =========     ======     ==========     ===========      ==========     ===========


Read certified public accountants' review report. The accompanying notes are an integral part of the consolidated financial statements.

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                Consolidated Statements of Cash Flows (Unaudited)


                                                                                                     March 13,
                                                                       Three Months Ended         1997 (Date of
                                                                            March 31,             Inception) to
                                                                -----------------------------       March 31,
                                                                     2000             1999            2000
                                                                -----------------------------------------------
OPERATING ACTIVITIES
    Net loss                                                    $(1,074,500)     $  (146,118)     $(2,836,239)
                                                                -----------      -----------      -----------
    Adjustments to reconcile net loss to net cash
        used by operating activities:

           Depreciation and amortization                              7,591            1,650           34,631
           Amortization of loan costs                                                                   5,400
           Contribution of services                                                  153,000          103,000
           Stock, options, and warrants issued for services         336,867                           486,867
           (Increase) decrease in:
               Accounts receivable                                    4,578          (21,539)          (3,223)
               Inventory                                            (10,883)          (5,122)        (152,982)
               Prepaid assets                                      (319,558)                         (328,558)
               Catalogue and web site costs                                          (14,450)
               Other assets                                         (28,385)         (21,500)         (38,512)
           Increase (decrease) in accounts payable and
               other accrued expenses                               (21,687)         (26,792)         323,180
                                                                -----------      -----------      -----------
    Total adjustments                                               (31,477)          65,247          429,803
                                                                -----------      -----------      -----------
    Net cash used by operating activities                        (1,105,977)         (80,871)      (2,406,436)
                                                                -----------      -----------      -----------

INVESTING ACTIVITIES
    Acquisition of equipment                                                          (9,685)         (59,761)
    Acquisition of Vascular International of
        Nevada, Inc., net                                                                              (6,821)
                                                                -----------      -----------      -----------
    Net cash used by investing activities                                             (9,685)         (66,582)
                                                                -----------      -----------      -----------

FINANCING ACTIVITIES
    Net (payments) borrowings on line of credit                      (2,104)          24,247           27,662
    Proceeds from notes payable                                                      100,000          255,096
    Payments on notes payable                                       (10,339)         (25,000)         (75,000)
    Decrease in advances to stockholder                              81,608
    Proceeds from note payable, stockholder                                                           350,000
    Payments on offering costs                                      (80,722)         (11,000)        (198,212)
    Proceeds from issuance of common stock                                           150,000        1,005,568
    Proceeds received from stock subscriptions                    1,184,898                         1,184,898
    Payments under capital lease obligation                          (2,412)                           (8,249)
                                                                -----------      -----------      -----------
    Net cash provided by financing activities                     1,170,929          238,247        2,541,763
                                                                -----------      -----------      -----------
NET INCREASE IN CASH                                                 64,952          147,691           68,745

CASH AT BEGINNING OF PERIOD                                           3,793            1,008
                                                                -----------      -----------      -----------
CASH AT END OF PERIOD                                           $    68,745      $   148,699      $    68,745
                                                                ===========      ===========      ===========


Read certified public accountants' review report. The accompanying notes are an integral part of the consolidated financial statements.

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                    Note to Consolidated Financial Statements

         For the Three Months Ended March 31, 2000 and 1999 (Unaudited)

1.       FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2000 and 1999, (b) the financial position at March 31, 2000, and (c) cash flows for the three month periods ended March 31, 2000 and 1999, have been made.

The unaudited consolidated financial statements and note are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and note should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended December 31, 1999. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of those to be expected for the entire year.

Read certified public accountants' review report.

Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS "ANTICIPATED," "BELIEVE," "EXPECT," "PLAN," "INTEND," "SEEK," "ESTIMATE," "PROJECT," "WILL," "COULD," "MAY," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements (and related note thereto) included elsewhere herein.

RESULTS OF OPERATIONS - Three Months Ended March 31, 2000 and 1999

SALES

Sales for the period ended March 31, 2000 were $56,980 as compared to $151,182 for the period ended March 31, 1999, a decrease of $94,292, or 62 percent. This decrease is primarily the result of decreased orders from Target during the first quarter of 2000.

COST OF SALES

Cost of sales for the period ended March 31, 2000 was $23,581 (or 41.4 percent of sales) compared to $86,302 (or 57.1 percent of sales) for the period ended March 31, 1999. The decrease in cost of sales is due to decreased orders from Target during the first quarter of 2000.

As a result of the change in the product sales mix, the Company realized an increase in gross profit percentage in 2000 as compared to 1999, with a gross profit percentage of 58.5 in the period ended March 31, 2000 versus 42.9 percent during the same period in 1999.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses amounted to $1,114,396 for the three months ended March 31, 2000 as compared to $203,754 in 1999. The increase of $910,642 for the period is primarily due to the building of e-commerce management, facilities, infrastructure, and equipment acquisition.

INTEREST EXPENSE

Interest expense for the period ended March 31, 2000 was $12,787 as compared to $5,594 for the same period in 1999. The increase is the result of the building of e-commerce management, facilities, infrastructure, and equipment acquisition.

LOSS BEFORE INCOME TAXES

The preceding factors combined to show an increase in net loss totaling $928,382 for the period ended March 31, 2000 as compared to the three month period ended March 31, 1999. There was a net loss of $1,074,500 for the period ended March 31, 2000 as compared to a net loss of $146,118 for the comparable period in 1999.

LIQUIDITY OF CAPITAL RESOURCES

The Company had working capital of $905,717 at March 31, 2000, which represented a decrease in the deficit of $1,125,060 from the working capital deficit of $219,343 at March 31, 1999. The decrease in the deficit is mainly due to an increase in cash provided by financing activities and the addition of a prepaid expense for the Yahoo! agreement.

OPERATING ACTIVITIES

For the three months ended March 31, 2000, net cash used by operating activities amounted to $1,105,977, an increase from net cash used by operating activities of $80,871 for the comparable period in 1999. This increase in cash used is primarily a result of the building of e-commerce management, facilities, infrastructure, and equipment acquisition.

INVESTMENT ACTIVITIES

For the three months ended March 31, 2000, net cash used by investing activities amounted to $0 as compared to net cash used by investment activities of $9,685 for the comparable period in 1999. The decrease in cash used is due to the Company not purchasing equipment.

FINANCING ACTIVITIES

The Company's financing activities include payments on borrowings, offering costs, and capital leases. Net cash of $1,170,929 was provided by financing activities for the three months ended March 31, 2000 as compared to net cash provided by financing activities of $238,297 for the three months ended March 31, 1999. Utilization of the Company's line of credit and the proceeds from the Company's Regulation D offering, were the principal sources of cash in the current period.

CAPITAL RESOURCES

At March 31, 2000, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

The Company believes that its current operations and cash balances will be sufficient to satisfy its currently anticipated cash requirements for the next twelve months. However, additional capital could be required in excess of the Company's liquidity, requiring it to raise additional capital through an equity offering, secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and the existing financial position and results of operations of the Company.

PART II - OTHER INFORMATION

Item 2. Changes in Securities

During the three month period ended March 31, 2000, the Company issued 500,000 shares of common stock to certain officers and directors of the Company for services rendered. The stock was valued at its then fair market value of $.50 per share. The shares were not registered under the Securities Act of 1933, and were offered pursuant to an exemption from registration for offerings to accredited investors.

Item 5. Other Information

On March 22, 2000, the Company executed a lease for space in which to relocate its executive offices which were previously located in the same building as its distribution center. The leased space is located at 1748 Independence Boulevard in Sarasota, Florida, and consists of 4,240 square feet at a base rental rate of $3,091.67, plus air conditioning maintenance and taxes for the first year of $248.52, during the initial term. The rental rate is subject to annual increases in the base rental and taxes during the initial term. The term of the lease is for three years commencing on April 1, 2000, and is renewable for another three year option term upon the same terms as the original lease at an increased rental rate during each year of the option term. The Company is additionally responsible for the payment of all utilities and insurance upon the space during the term of the lease.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      10.1 Lease Agreement between The Rose Group Corporation of Nevada and Oak Park Partners dated March 22, 2000

      27     Financial Data Schedule

(b)   Current Reports on Form 8-K

      None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                   THE ROSE GROUP CORPORATION OF NEVADA

Dated:  MAY 22, 2000               By:   /s/  SHELDON R. ROSE
        ------------                     ---------------------------------------
                                          Sheldon R. Rose
                                          President, Chief Executive Officer and
                                          Chief Financial Officer