Form 10QSB
period 2000-06-30
ROSE GROUP OF NEVADA
filed 2000-08-21
CIK 1091810

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934.

                     For the six months ended June 30, 2000

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934.
             For the transition period from __________ to __________

                         Commission File Number 0-26857

                      THE ROSE GROUP CORPORATION OF NEVADA
                      ------------------------------------
               (Exact Name of Registrant as Specified in Charter)


         NEVADA                                      59-3575972
         ------                                      ----------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

           1748 Independence Boulevard, Building A, Sarasota, Florida
           ----------------------------------------------------------
                    (Address of Principal Executive Offices)

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

                         /X/  Yes                 / / No

There were 9,710,441 shares of the Registrant's $.001 par value common stock outstanding as of August 17, 2000.

Transitional Small Business Format (check one)  Yes / /    No /X/

                           The Rose Group Corporation
                           of Nevada and Subsidiaries









                                    CONTENTS


PART I - FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements                                 1

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               8

PART II - OTHER INFORMATION

   Item 2. Changes in Securities and Use of Proceeds                        11

   Item 5. Other Information                                                11

   Item 6. Exhibits and Reports on Form 8-K                                 11

SIGNATURES                                                                  12

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS






                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                        Consolidated Financial Statements

      For the Three and Six Months Ended June 30, 2000 and 1999 (Unaudited)







CONTENTS



Consolidated Financial Statements:

   Consolidated Balance Sheet                                                1
   Consolidated Statements of Operations                                     2
   Consolidated Statements of Changes in Stockholders' Deficit             3-5
   Consolidated Statements of Cash Flows                                     6
   Notes to Consolidated Financial Statements                                7

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet

                            June 30, 2000 (Unaudited)

ASSETS
Current assets:
   Cash                                                               $     9,887
   Cash held in escrow                                                      6,747
   Accounts receivable                                                      4,781
   Inventory                                                              199,798
   Prepaid expenses                                                       665,287
   Other current assets                                                    32,500
                                                                      -----------
Total current assets                                                      919,000

Equipment, net of accumulated depreciation                                102,218

Website costs, net of accumulated amortization                            254,873

Other assets                                                               13,279
                                                                      -----------
                                                                      $ 1,289,370
                                                                      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable, trade, including related party of $42,500        $   970,241
   Accrued expenses                                                        38,028
   Notes payable and current portion of long-term debt                    324,641
   Current portion of capital lease obligation                             17,247
                                                                      -----------
Total current liabilities                                               1,350,157
                                                                      -----------
Long-term liabilities:
   Note payable, stockholder                                              350,000
   Capital lease obligation                                                32,166
   Accounts payable                                                        35,764
                                                                      -----------
Total long-term liabilities                                               417,930
                                                                      -----------
Stockholders' deficit:
   Preferred stock; $.001 par value; 2,000,000 shares authorized;
     no shares issued and outstanding
   Common stock; $.001 par value; 50,000,000 shares authorized;
     9,710,441 shares issued and outstanding                                9,710
   Additional paid-in capital                                           3,315,462
   Common stock subscription receivable                                   (25,000)
   Common stock subscription payable                                       15,000
   Accumulated deficit during development stage                        (3,793,889)
                                                                      -----------
Total stockholders' deficit                                              (478,717)
                                                                      -----------
                                                                      $ 1,289,370
                                                                      ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
FINANCIAL STATEMENTS.                                                        1

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                Consolidated Statements of Operations (Unaudited)



                                                                                                         March 13,
                                        Three Months Ended                Six Months Ended             1997 (Date of
                                             June 30,                        June 30,                  Inception) to
                                   ----------------------------      ----------------------------        June 30,
                                       2000            1999              2000            1999              2000
                                   -----------      -----------      -----------      -----------      -----------
Revenues:
    Sales                          $    31,505      $   109,518      $    77,794      $   260,700      $ 1,129,467
    E-commerce sales, net               15,745                            20,185                            20,185
                                   -----------      -----------      -----------      -----------      -----------
Total revenues                          47,250          109,518           97,979          260,700        1,149,652

Cost of sales                            3,337           73,076           20,757          159,378          593,035
                                   -----------      -----------      -----------      -----------      -----------

Gross profit                            43,913           36,442           77,222          101,322          556,617
                                   -----------      -----------      -----------      -----------      -----------

Operating expenses:
    General and administrative
        expenses                       969,132          123,042        2,083,528          326,796        4,001,004
    Interest expenses                   13,876            8,356           26,663           13,950           97,006
    Depreciation and
        amortization                     9,859            1,500           17,450            3,150           44,490
    Catalogue and website
        expense                                                                                            244,037
                                   -----------      -----------      -----------      -----------      -----------
                                       992,867          132,898        2,127,641          343,896        4,386,537
                                   -----------      -----------      -----------      -----------      -----------

Net loss from operations              (948,954)         (96,456)      (2,050,419)        (242,574)      (3,829,920)

Other income                             2,589                            29,554                            47,316
                                   -----------      -----------      -----------      -----------      -----------

Net loss                           $  (946,365)     $   (96,456)     $(2,020,865)     $  (242,574)     $(3,782,604)
                                   ===========      ===========      ===========      ===========      ===========

Loss per common share              $      (.10)     $      (.02)     $      (.23)     $      (.06)     $      (.74)
                                   ===========      ===========      ===========      ===========      ===========

Weighted average shares
    outstanding                      9,502,255        4,431,791        8,781,106        4,127,696        4,760,581
                                   ===========      ===========      ===========      ===========      ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
FINANCIAL STATEMENTS.                                                        2

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

           Consolidated Statements of Changes in Stockholders' Deficit

                 Six Months Ended June 30, 2000 (Unaudited) and
     Period March 13, 1997 (Date of Inception) to June 30, 2000 (Unaudited)


                                                                            Accumulated       Common            Common
                                          Common Stock        Additional   Deficit During      Stock            Stock
                                    ----------------------     Paid-In     Development      Subscription     Subscription
                                      Shares      Amount       Capital        Stage          Receivable         Payable     Total
                                    ---------  -----------   -----------   --------------  ---------------  ------------ -----------
Stock issued for cash
    (March 1997)                        100    $    1,000                                                                $    1,000

Net loss for the period                                                    $  (24,468)                                      (24,468)
                                  ---------        ------    ----------    ----------    ----------       ----------     ----------
Balance, December 31, 1997              100         1,000                     (24,468)                                      (23,468)

Acquisition of company
    (March 1998)                  5,463,670         5,464    $  412,093      (404,414)   $  (14,500)                         (1,357)

Recapitalization of company
    (March 1998)                       (100)       (1,000)     (412,093)      393,129        14,500                          (5,464)

Net loss for the year                                                        (278,747)                                     (278,747)
                                  ---------        ------    ----------    ----------    ----------       ----------     ----------
Balance, December 31, 1998        5,463,670         5,464                    (314,500)                                     (309,036)

Sale of stock for cash, net of
    offering cost of $51,750
    (March 1999)                    300,000           300        97,950                                                      98,250

Stock options issued in
    connection with loan
    (March 1999)                                                  5,400                                                       5,400

Stock issued for services
    rendered (March 1999)           250,000           250       124,750                                                     125,000

Contribution of services
    (March 1999)                                                103,000                                                     103,000

Contribution of offering costs
    (March 1999)                                                 30,000                                                      30,000

Sale of stock for cash, net of
    offering costs of $17,350
    (June 1999)                     100,000           100        32,650                                                      32,750


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
FINANCIAL STATEMENTS.                                                         3

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

     Consolidated Statements of Changes in Stockholders' Deficit (continued)

                 Six Months Ended June 30, 2000 (Unaudited) and
     Period March 13, 1997 (Date of Inception) to June 30, 2000 (Unaudited)



                                                                            Accumulated       Common            Common
                                          Common Stock        Additional   Deficit During      Stock            Stock
                                    ----------------------     Paid-In     Development      Subscription     Subscription
                                      Shares      Amount       Capital        Stage          Receivable         Payable     Total
                                    ---------  -----------   -----------   --------------  ---------------  ------------ -----------
Stock issued in connection
    with accounts payable
    (June 1999)                     75,000         75          37,425                                                        37,500

Contribution of offering costs
    (June 1999)                                                10,000                                                        10,000

Sale of stock for cash, net of
    offering costs of $58,840
    (September 1999)               967,000        967         424,660                         (12,500)                      413,127

Stock issued for services
    (September 1999)                50,000         50          24,950                                                        25,000

Collection of stock
    subscription
    (December 1999)                                                                            12,500                        12,500

Sale of stock for cash, net
    of offering costs of
    $29,550 (December 1999)        640,000        640         289,811                                                       290,451

Net loss for the year ended
    December 31, 1999                                                      (1,458,524)                                   (1,458,524)
                                 ---------     ------       ---------      ----------       ---------     ---------      ----------

Balance, December 31, 1999       7,845,670      7,846       1,180,596      (1,773,024)                                     (584,582)

Stock, options and warrants
    issued for services rendered
    (March 2000) (unaudited)                                   86,867                                                        86,867

Stock issued for services
    (March 2000) (unaudited)       500,000        500         249,500                                                       250,000

Issuance of common stock,
    net of $278,389 of offering
    costs (June 2000)
    (unaudited)                  1,237,057      1,237       1,575,959                                                     1,577,196


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
FINANCIAL STATEMENTS.                                                         4

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

     Consolidated Statements of Changes in Stockholders' Deficit (continued)

                 Six Months Ended June 30, 2000 (Unaudited) and
     Period March 13, 1997 (Date of Inception) to June 30, 2000 (Unaudited)


                                                                            Accumulated       Common            Common
                                          Common Stock        Additional   Deficit During      Stock            Stock
                                    ----------------------     Paid-In     Development      Subscription     Subscription
                                      Shares      Amount       Capital        Stage          Receivable         Payable     Total
                                    ---------  -----------   -----------   --------------  ---------------  ------------ -----------
Sale of stock for cash and
    subscription receivable
    (June 2000) (unaudited)         29,894         29          49,971                         (25,000)                       25,000

Stock warrants issued for
    offering costs (June 2000)
    (unaudited)                                                25,937                                                        25,937

Stock issued for offering costs
    (June 2000) (unaudited)         97,820         98         146,632                                                       146,730

Common stock subscriptions
    payable (June 2000)
    (unaudited)                                                                                            $ 15,000          15,000

Net loss for the six months
    ended June 30, 2000
    (unaudited)                                                            (2,020,865)                                   (2,020,865)
                                 ---------     ------       ---------      ----------       ---------     ---------      ----------


Balance, June 30, 2000
    (unaudited)                  9,710,441   $  9,710     $ 3,315,462     $(3,793,889)      $(25,000)      $ 15,000     $  (478,717)
                                 =========   ========     ===========     ===========       ========       ========     ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
FINANCIAL STATEMENTS.                                                         5

                           THE ROSE GROUP CORPORATION
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                                        March 13,
                                                                         Six Months Ended             1997 (Date of
                                                                              June 30,                Inception) to
                                                                 ------------------------------          June 30,
                                                                      2000               1999              2000
                                                                 -------------      -----------      --------------
OPERATING ACTIVITIES
    Net loss                                                       $(2,020,865)     $  (242,574)     $(3,782,604)
                                                                   -----------      -----------      -----------
    Adjustments to reconcile net loss to net cash
        used by operating activities:
           Depreciation and amortization                                17,450            3,150           44,490
           Amortization of loan costs                                                                      5,400
           Contribution of services                                                                      103,000
           Stock, options and warrants issued for services             336,867          153,000          486,867
           (Increase) decrease in:
               Accounts receivable                                      33,662          (21,103)          (4,781)
               Inventory                                               (57,699)          (7,515)        (199,798)
               Prepaid assets                                          (80,957)                          (91,957)
               Catalogue and web site costs                                              (3,742)
               Other assets                                            (35,652)         (20,758)         (45,779)
           Increase (decrease) in accounts payable
               and other accrued expenses                                2,619          (43,359)         380,128
                                                                   -----------      -----------      -----------
    Total adjustments                                                  216,290           59,673          677,570
                                                                   -----------      -----------      -----------
    Net cash used by operating activities                           (1,804,575)        (182,901)      (3,105,034)
                                                                   -----------      -----------      -----------

INVESTING ACTIVITIES
    Acquisition of equipment                                           (25,747)         (18,042)         (85,508)
    Increase in website costs                                         (126,798)                         (126,798)
    Acquisition of Vascular International of Nevada, Inc., net                                            (6,821)
                                                                   -----------      -----------      -----------
    Net cash used by investing activities                             (152,545)         (18,042)        (219,127)
                                                                   -----------      -----------      -----------

FINANCING ACTIVITIES
    Net (payments) borrowings on line of credit                           (322)          21,762          (29,641)
    Proceeds from notes payable                                        165,000          100,000          569,766
    Payments on notes payable                                         (180,142)         (40,678)        (215,484)
    Decrease in advances to stockholder                                 81,608
    Proceeds from note payable, stockholder                                                              350,000
    Payments on offering costs                                        (105,722)         (41,866)        (223,212)
    Proceeds from issuance of common stock                           2,008,742          200,100        2,894,406
    Payments under capital lease obligation                             (5,950)                          (11,787)
                                                                   -----------      -----------      -----------
    Net cash provided by financing activities                        1,963,214          239,318        3,334,048
                                                                   -----------      -----------      -----------

NET INCREASE IN CASH                                                     6,094           38,375            9,887

CASH AT BEGINNING OF PERIOD                                              3,793            1,008
                                                                   -----------      -----------      -----------
CASH AT END OF PERIOD                                              $     9,887      $    39,383      $     9,887
                                                                   ===========      ===========      ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
FINANCIAL STATEMENTS.                                                          6

                           The Rose Group Corporation
                           of Nevada and Subsidiaries
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

      For the Three and Six Months Ended June 30, 2000 and 1999 (Unaudited)



1.   FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2000 and 1999 and the period March 13, 1997 to June 30, 2000, (b) the financial position at June 30, 2000, and (c) cash flows for the six-month periods ended June 30, 2000 and 1999 and the period March 13, 1997 to June 30, 2000, have been made. Certain minor reclassifcations have been made in the March 31, 2000 financial statements to conform to the classifications used in the June 30, 2000 financial statements.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended December 31, 1999. The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of those to be expected for the entire year.



2.   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has sustained a substantial loss for the six months ended June 30, 2000, has negative working capital of $431,157, and stockholders' deficit of $478,717 at June 30, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements (and related notes thereto) included elsewhere herein.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES

Revenues for the six-month period ended June 30, 2000 were $97,979 as compared to $260,700 for the period ended June 30, 1999, a decrease of $162,721, or 62 percent. This decrease is primarily the result of a major customer discontinuing sales of a product purchased from the Company.

Revenues for the three-month period ended June 30, 2000 were $47,250 as compared to $109,518 for the period ended June 30, 1999, a decrease of $62,268, or 57 percent. This decrease is primarily the result of a major customer discontinuing sales of a product purchased from the Company.

COST OF REVENUES

Cost of revenues for the six-month period ended June 30, 2000 was $20,757 (or 21 percent of revenues) compared to $159,378 (or 61 percent of revenues) for the period ended June 30, 1999. The decrease in cost of revenues is principally due to a decrease in revenues, resulting from a major customer discontinuing sales of a product purchased from the Company.

Cost of revenues for the three-month period ended June 30, 2000 was $3,337 (or 7 percent of revenues) compared to $73,076 (or 67 percent of revenues) for the period ended June 30, 1999. The decrease in cost of revenues is principally due to a decrease in revenues resulting from a major customer discontinuing sales of a product purchased from the Company.

As a result of the change in the product sales mix, the Company realized an increase in gross profit percentage in 2000 as compared to 1999, with a gross profit percentage of 79 percent for the six-month period ended June 30, 2000 versus 39 percent during the same period in 1999.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses amounted to $2,083,528 for the six months ended June 30, 2000 as compared to $326,796 in 1999. The increase of $1,756,732 for the period is primarily due to expenses incurred in connection with developing the e-commerce infrastructure.

General and administrative expenses amounted to $969,132 for the three months ended June 30, 2000 as compared to $123,042 in 1999. The increase of $846,090 for the period is primarily due to expenses incurred in connection with developing the e-commerce infrastructure.

INTEREST EXPENSE

Interest expense for the six-month period ended June 30, 2000 was $26,663 as compared to $13,950 for the same period in 1999. The increase is the result of the building of e-commerce management, facilities, infrastructure, and equipment acquisition.

Interest expense for the three-month period ended June 30, 2000 was $13,876 as compared to $8,356 for the same period in 1999. The increase is the result of the building of e-commerce management, facilities, infrastructure, and equipment acquisition.

LOSS BEFORE INCOME TAXES

The preceding factors combined to show an increase in net loss totaling $1,778,291 for the six-month period ended June 30, 2000 as compared to the six-month period ended June 30, 1999. There was a net loss of $2,020,865 for the six-month period ended June 30, 2000 as compared to a net loss of $242,574 for the comparable period in 1999.

The preceding factors combined to show an increase in net loss totaling $849,909 for the three-month period ended June 30, 2000 as compared to the three-month period ended June 30, 1999. There was a net loss of $946,365 for the three-month period ended June 30, 2000 as compared to a net loss of $96,456 for the comparable period in 1999.


LIQUIDITY OF CAPITAL RESOURCES

The Company had working deficit of $431,157 at June 30, 2000, which represented a decrease in the deficit of $36,832 from the working capital deficit of $467,989 at June 30, 1999. The decrease in the deficit is mainly due to an increase in cash provided by financing activities and the addition of a prepaid expense resulting from the Company's obligations under the Yahoo! agreement.

OPERATING ACTIVITIES

For the six months ended June 30, 2000, net cash used by operating activities amounted to $1,804,575, an increase from net cash used by operating activities of $1,621,674 for the comparable period in 1999. This increase in cash used is primarily a result of the building of e-commerce management, facilities, infrastructure, and equipment acquisition.

INVESTMENT ACTIVITIES

For the six months ended June 30, 2000, net cash used by investing activities amounted to $152,545 as compared to net cash used by investment activities of $18,042 for the comparable period in 1999. The increase in cash used is due to the expenditures for the Company's website enhancement costs.

FINANCING ACTIVITIES

The Company's financing activities include payments on borrowings, offering costs, and capital leases. Net cash of $1,963,214 was provided by financing activities for the six months ended June 30, 2000 as compared to net cash provided by financing activities of $239,318 for the six months ended June 30, 1999. Proceeds from the Company's Regulation D offering and from notes payable were the principal sources of cash in the current period.


CAPITAL RESOURCES

At June 30, 2000, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

The Company believes that its current operations and cash balances will not be sufficient to satisfy its currently anticipated cash requirements for the next 12 months. Additional capital will be required in excess of the Company's liquidity, requiring it to raise additional capital through an equity offering, secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and the existing financial position and results of operations of the Company.

PART II - OTHER INFORMATION



Item 2.  Changes in Securities and Use of Proceeds

During the six-month period ended June 30, 2000, the Company issued 597,820 shares of common stock for services rendered by individuals. The stock was valued at its then fair market value of $.50 per share. These shares are not registered under the Securities Act of 1933, and have been offered under an exemption for offerings not involving a public offering.


Item 5.  Other Information

For personal reasons, Mr. Spencer Halper resigned his position as Director of the Company effective July 25, 2000.

On April 4, 2000, the Company entered into an exclusive distribution agreement (the "Agreement") with Brio AB ("Brio"), a Swedish corporation, to distribute certain baby products manufactured by Brio, including prams, strollers, high-chairs, and other baby carriage products and accessories (the "Brio Products"). Under the terms of the Agreement, the Company shall be Brio's exclusive distributor of the Brio Products for a period of three years in the United States and shall be entitled to use the Brio brand name and trademark within the United States on the Brio Products. The Agreement is renewable for an additional one-year term and is terminable by either party upon 30 days notice; however, Brio shall have the right to terminate the Agreement within 60 days during the first 12 months of the Agreement if the Company is unable to purchase an aggregate net invoice value of $1,000,000 of Brio Products from Brio.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     10.1 Exclusive Distribution Agreement by and between The Rose Group Corporation of Nevada and Brio AB dated April 4, 2000.

     27   Financial Data Schedule

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:


                                      THE ROSE GROUP CORPORATION
                                      OF NEVADA


Dated: August 21, 2000                By:  /s/ Sheldon R. Rose
      ---------------------                --------------------
                                           Sheldon R. Rose, President, Chief
                                             Executive Officer, and Chief
                                             Financial Officer