Form 10QSB
period 2000-09-30
ROSE GROUP OF NEVADA
filed 2000-11-21
CIK 1091810

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For nine months ended September 30, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from ___________ to _____________.

                         Commission File Number 0-26857

                      THE ROSE GROUP CORPORATION OF NEVADA
               --------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)


    FLORIDA                                            59-3575972
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or Organization)

        1748 INDEPENDENCE BOULEVARD, BUILDING A, SARASOTA, FLORIDA 34234
                    (Address of Principal Executive Offices)

                                 (941) 360-6060
              (Registrant's Telephone Number, Including Area Code)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. /X/ YES / / NO

There were 11,460,441 shares of the Registrant's $.001 par value common stock outstanding as of November 17, 2000.

Transitional Small Business Format (check one)  YES / /   NO /X/

                           The Rose Group Corporation
                           of Nevada and Subsidiaries



                                    CONTENTS

PART I - FINANCIAL INFORMATION

    Item 1.     Consolidated Financial Statements..............................1

    Item 2.     Management's Discussion & Analysis of Financial
                Condition and Results of Operations............................8

PART II - OTHER INFORMATION

    Item 2.     Changes in Securities and Use of Proceeds.....................11

    Item 5.     Other Information.............................................11

    Item 6.     Exhibits and Reports on Form 8-K..............................12

SIGNATURES....................................................................13

PART I - FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS



                           THE ROSE GROUP CORPORATION
                           OF NEVADA AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                        CONSOLIDATED FINANCIAL STATEMENTS

   For the Three and Nine Months Ended September 30, 2000 and 1999 (Unaudited)







                                                     CONTENTS



Consolidated Financial Statements:

    Consolidated Balance Sheet.................................................1
    Consolidated Statements of Operations......................................2
    Consolidated Statements of Changes in Stockholders' Deficit..............3-5
    Consolidated Statements of Cash Flows .....................................6
    Notes to Consolidated Financial Statements.................................7

                           THE ROSE GROUP CORPORATION
                           OF NEVADA AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEET

                         September 30, 2000 (Unaudited)

ASSETS
Current assets:
    Cash held in escrow                                                                             $         5,019
    Accounts receivable                                                                                      22,234
    Inventory                                                                                               146,819
    Prepaid expenses                                                                                         39,385
    Other current assets, including advances to stockholders of $10,752                                      53,828
                                                                                                    ---------------
Total current assets                                                                                        267,285

Equipment, net of accumulated depreciation                                                                   94,694
                                                                                                    ---------------
Other assets:
    Website costs, net of accumulated amortization                                                          242,129
    Patents and trademarks                                                                                   10,405
    Other assets                                                                                             15,072
                                                                                                    ---------------
Total other assets                                                                                          267,606
                                                                                                    ---------------
                                                                                                    $       629,585
                                                                                                    ===============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable, trade, including related party of $60,000                                             448,197
    Accrued expenses                                                                                         33,732
    Notes payable and current portion of long-term debt                                                     580.861
    Current portion of capital lease obligation                                                              17,897
                                                                                                    ---------------
Total current liabilities                                                                                 1,080,687
                                                                                                    ---------------

Long-term liabilities:
    Note payable, stockholder                                                                               350,000
    Capital lease obligation                                                                                 27,658
    Accounts payable                                                                                         35,776
                                                                                                    ---------------
Total long-term liabilities                                                                                 413,434
                                                                                                    ---------------

Stockholders' deficit:
    Preferred stock; $.001 par value; 2,000,000 shares authorized;
        no shares issued and outstanding
    Common stock; $.001 par value; 50,000,000 shares authorized;
        10,210,441 shares issued and outstanding                                                             10,210
    Additional paid-in capital                                                                            3,561,064
    Common stock subscription receivable                                                                    (25,000)
    Common stock payable                                                                                     90,000
    Accumulated deficit during development stage                                                         (4,500,810)
                                                                                                    ---------------
Total stockholders' deficit                                                                                (864,536)
                                                                                                    ---------------
                                                                                                    $       629,585
                                                                                                    ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.
                                                                              1

                           THE ROSE GROUP CORPORATION
                           OF NEVADA AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                                                                        March 13,
                                                                                                      1997 (Date of
                                           Three Months Ended               Nine Months Ended         Inception) to
                                               September 30,                  September 30,           September 30,
                                           2000         1999            2000             1999             2000
                                     ------------------------------------------------------------------------------
Revenues:
    Sales                            $    63,091    $    76,213    $      140,885    $   336,913    $    1,192,558
    E-commerce sales, net                  4,687                           24,872                           24,872
                                     ------------------------------------------------------------------------------
Total revenues                            67,778         76,213           165,757        336,913         1,217,430

Cost of sales                             61,807         23,504            82,564        182,882           654,842
                                     ------------------------------------------------------------------------------

Gross profit                               5,971         52,709            83,193        154,031           562,588
                                     ------------------------------------------------------------------------------

Operating expenses:
    General and administrative
        expenses                         671,892        341,067         2,755,384        667,863         4,672,860
    Interest expenses                     19,550          6,750            46,213         20,700           116,556
    Depreciation and
        amortization                      21,468          1,500            38,918          4,650            65,958
    Catalogue and website
        expense                                                                                            244,037
                                     ------------------------------------------------------------------------------
                                         712,910        349,317         2,840,515        693,213         5,099,411
                                     ------------------------------------------------------------------------------

Net loss from operations                (706,939)      (296,608)       (2,757,322)      (539,182)       (4,536,823)

Other income                                  18                           29,536                           47,298
                                     ------------------------------------------------------------------------------

Net loss                             $  (706,921)   $  (296,608)   $   (2,727,786)   $  (539,182)   $   (4,489,525)
                                     ==============================================================================

Loss per common share                $      (.07)   $      (.05)   $         (.30)   $      (.09)   $         (.88)
                                     ==============================================================================

Weighted average shares
    outstanding                        9,898,663      6,278,779         9,156,344      5,956,948         5,125,885
                                     ==============================================================================




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
STATEMENTS.                                                                   2

                           THE ROSE GROUP CORPORATION
                           OF NEVADA AND SUBSIDIARIES
                        (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

              Nine Months Ended September 30, 2000 (Unaudited) and
   Period March 13, 1997 (Date of Inception) to September 30, 2000 (Unaudited)


                                                                          Accumulated       Common
                                       Common Stock         Additional   Deficit During     Stock           Common
                                 ----------------------       Paid-in      Development     Subscription      Stock
                                    Shares     Amount         Capital        Stage        Receivable        Payable         Total
                                 --------------------------------------------------------------------------------------------------

Stock issued for cash
    (March 1997)                       100   $  1,000                                                                     $   1,000

Net loss for the period                                                   $   (24,468)                                      (24,468)
                                 --------------------------------------------------------------------------------------------------

Balance, December 31, 1997             100      1,000                         (24,468)                                      (23,468)

Acquisition of company
    (March 1998)                 5,463,670      5,464     $   412,093        (404,414)    $   (14,500)                       (1,357)

Recapitalization of company
    (March 1998)                      (100)    (1,000)       (412,093)        393,129          14,500                        (5,464)

Net loss for the year                                                        (278,747)                                     (278,747)
                                 --------------------------------------------------------------------------------------------------

Balance, December 31, 1998       5,463,670      5,464                        (314,500)                                     (309,036)

Sale of stock for cash, net of
    offering cost of $51,750
    (March 1999)                   300,000        300          97,950                                                        98,250

Stock options issued in
    connection with loan
    (March 1999)                                                5,400                                                         5,400

Stock issued for services
    rendered (March 1999)          250,000        250         124,750                                                       125,000

Contribution of services
    (March 1999)                                              103,000                                                       103,000

Contribution of offering costs
    (March 1999)                                               30,000                                                        30,000

Sale of stock for cash, net of
    offering costs of $17,350
    (June 1999)                    100,000        100          32,650                                                        32,750




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
STATEMENTS.                                                                   3

                           THE ROSE GROUP CORPORATION
                           OF NEVADA AND SUBSIDIARIES
                        (A Development Stage Enterprise)

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (CONTINUED)

              Nine Months Ended September 30, 2000 (Unaudited) and
   Period March 13, 1997 (Date of Inception) to September 30, 2000 (Unaudited)




                                                                             Accumulated        Common
                                         Common Stock         Additional    Deficit During       Stock          Common
                                 ------------------------       Paid-In      Development     Subscription       Stock
                                      Shares     Amount         Capital         Stage         Receivable        Payable      Total
                                 --------------------------------------------------------------------------------------------------
Stock issued in connection
    with accounts payable
    (June 1999)                       75,000         75          37,425                                                     37,500

Contribution of offering costs
    (June 1999)                                                  10,000                                                     10,000

Sale of stock for cash, net of
    offering costs of $58,840
    (September 1999)                 967,000        967         424,660                         (12,500)                   413,127

Stock issued for services
    (September 1999)                  50,000         50          24,950                                                     25,000

Collection of stock
    subscription
    (December 1999)                                                                              12,500                     12,500

Sale of stock for cash, net
    of offering costs of
    $29,550 (December 1999)          640,000        640         289,811                                                    290,451

Net loss for the year ended
    December 31, 1999                                                        (1,458,524)                                (1,458,524)
                                 -------------------------------------------------------------------------------------------------

Balance, December 31, 1999         7,845,670      7,846       1,180,596      (1,773,024)                                  (584,582)

Stock, options and warrants
    issued for services rendered
    (March 2000) (unaudited)                                     86,867                                                     86,867

Stock issued for services
    (March 2000) (unaudited)         500,000        500         249,500                                                    250,000

Issuance of common stock,
    net of $278,389 of offering
    costs (June 2000)
    (unaudited)                    1,237,057      1,237       1,575,959                                                  1,577,196




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
STATEMENTS.                                                                   4

                           THE ROSE GROUP CORPORATION
                           OF NEVADA AND SUBSIDIARIES
                        (A Development Stage Enterprise)

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (CONTINUED)

              Nine Months Ended September 30, 2000 (Unaudited) and
   Period March 13, 1997 (Date of Inception) to September 30, 2000 (Unaudited)




                                                                          Accumulated       Common
                                      Common Stock          Additional   Deficit During     Stock           Common
                                ---------------------        Paid-in      Development     Subscription       Stock
                                   Shares    Amount          Capital         Stage         Receivable       Payable        Total
                                --------------------------------------------------------------------------------------------------

Sale of stock for cash and
    subscription receivable
    (June 2000) (unaudited)         29,894         29          49,971                         (25,000)                      25,000

Stock warrants issued for
    offering costs (June 2000)
    (unaudited)                                                25,937                                                       25,937

Stock issued for offering costs
    (June 2000) (unaudited)         97,820         98         146,632                                                      146,730

Common stock subscriptions
    payable (June 2000)
    (unaudited)                                                                                            $ 15,000         15,000

Issuance of common stock,
    net of $3,898 of offering
    costs (September 2000)
    (unaudited)                    500,000        500         245,602                                                      246,102

Common stock subscriptions
    payable (September 2000)
    (unaudited)                                                                                              75,000         75,000

Net loss for the nine months
    ended September 30,
    2000 (unaudited)                                                       (2,727,786)                                  (2,727,786)
                                --------------------------------------------------------------------------------------------------

Balance, September 30,
    2000 (unaudited)            10,210,441   $ 10,210     $ 3,561,064     $(4,500,810)      $(25,000)      $ 90,000   $   (864,536)
                                ==================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
STATEMENTS.                                                                  5

                           THE ROSE GROUP CORPORATION
                           OF NEVADA AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                       March 13,
                                                                        Nine Months Ended            1997 (Date of
                                                                           September 30,             Inception) to
                                                                 ------------------------------      September 30,
                                                                      2000               1999            2000
                                                                 --------------------------------------------------
OPERATING ACTIVITIES
    Net loss                                                     $  (2,727,786)     $  (539,182)     $  (4,489,525)
                                                                 -------------------------------------------------
    Adjustments to reconcile net loss to net cash
        used by operating activities:
           Depreciation and amortization                                38,918            4,650             65,958
           Amortization of loan costs                                                                        5,400
           Contribution of services                                                                        103,000
           Stock, options and warrants issued for services             336,867          178,000            486,867
           (Increase) decrease in:
               Accounts receivable                                      16,209          (13,323)           (22,234)
               Other receivables                                        (3,076)                             (3,076)
               Inventory                                                (4,720)         (60,728)          (146,819)
               Prepaid assets
               Catalogue and web site costs                            (30,385)         (27,361)           (39,385)
               Other assets                                            (39,945)         (29,187)           (50,072)
           Increase (decrease) in accounts payable
               and other accrued expenses                               82,124          (72,879)           457,099
                                                                 -------------------------------------------------
    Total adjustments                                                  395,992          (20,828)           856,738
                                                                 -------------------------------------------------
    Net cash used by operating activities                           (2,331,794)        (560,010)        (3,632,787)
                                                                 -------------------------------------------------

INVESTING ACTIVITIES
    Acquisition of equipment                                           (26,947)         (37,963)           (86,174)
    Increase in website costs                                         (167,798)                           (167,798)
    Acquisition of Vascular International of Nevada, Inc., net                                              (6,821)
                                                                 -------------------------------------------------
    Net cash used by investing activities                             (194,745)         (37,963)          (260,793)
                                                                 -------------------------------------------------

FINANCING ACTIVITIES
    Net (payments) borrowings on line of credit                         (1,010)          24,895             28,953
    Proceeds from notes payable                                        395,000          100,000            770,905
    Payments on notes payable                                         (180,142)         (56,356)          (245,905)
    Decrease (increase) in advances to stockholder                      70,856          (43,583)           (10,752)
    Proceeds from note payable, stockholder                             27,000                             377,000
    Payments on offering costs                                        (114,620)         (39,970)          (232,110)
    Proceeds from issuance of common stock                           2,335,470          672,067          3,221,134
    Payments under capital lease obligation                             (9,808)                            (15,645)
                                                                 -------------------------------------------------
    Net cash provided by financing activities                        2,522,746          657,053          3,893,580
                                                                 -------------------------------------------------

NET (DECREASE) INCREASE IN CASH                                         (3,793)          59,080                  0

CASH AT BEGINNING OF PERIOD                                              3,793            1,008
                                                                 -------------------------------------------------

CASH AT END OF PERIOD                                            $           0      $    60,088      $           0
                                                                 =================================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
STATEMENTS.                                                                   6

                         THE ROSE GROUP CORPORATION
                         OF NEVADA AND SUBSIDIARIES
                      (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   For the Three and Nine Months Ended September 30, 2000 and 1999 (Unaudited)



1.      FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2000 and 1999 and the period March 13, 1997 to September 30, 2000, (b) the financial position at September 30, 2000, and (c) cash flows for the nine-month periods ended September 30, 2000 and 1999 and the period March 13, 1997 to September 30, 2000, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended December 31, 1999. The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of those to be expected for the entire year.


2.      GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has sustained a substantial loss for the nine months ended September 30, 2000, has negative working capital of $813,402, and stockholders' deficit of $864,536 at September 30, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.    TERMINATION OF YAHOO! AGREEMENT

During the third quarter 2000, Yahoo! terminated the marketing agreement with the Company due to non-payments. As a result, the Company wrote off approximately $625,000 of prepaid marketing costs associated with the agreement. The Company believes that Yahoo! will not hold the Company liable for any additional amounts due on this contract and, hence, eliminated the payable to Yahoo! in the amount of $562,500 during the quarter.

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


RESULTS OF OPERATIONS -- Three and Nine Months Ended September 30, 2000 and 1999

REVENUES

Revenues for the nine-month period ended September 30, 2000 were $165,757 as compared to $336,913 for the period ended September 30, 1999, a decrease of $171,156, or 50 percent. This decrease is primarily the result of a customer's discontinuance of a product.

Revenues for the three-month period ended September 30, 2000 were $67,778 as compared to $76,213 for the period ended September 30, 1999, a decrease of $8,435, or 11 percent. This decrease is primarily the result of a customer's discontinuance of a product.

COST OF REVENUES

Cost of revenues for the nine-month period ended September 30, 2000 was $82,564 (or 59 percent of revenues) compared to $182,882 (or 54 percent of revenues) for the period ended September 30, 1999. The decrease in cost of revenues is principally due to a customer's discontinuance of a product.

Cost of revenues for the three-month period ended September 30, 2000 was $61,807 (or 98 percent of revenues) compared to $23,504 (or 31 percent of revenues) for the period ended September 30, 1999. The increase in cost of revenues is principally due to a customer's discontinuance of a product.

As a result of the change in the product sales mix, the Company realized an increase in gross profit percentage in 2000 as compared to 1999, with a gross profit percentage of 50 percent for the nine-month period ended September 30, 2000 versus 46 percent during the same period in 1999.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses amounted to $2,755,384 for the nine months ended September 30, 2000 as compared to $667,863 in 1999. The increase of $2,087,521 for the period primarily reflects the expenses attributable to the Company's establishment of an infrastructure to execute its business strategy. The expenses specifically resulted from the Company's investment in additional personnel including technical, administrative, marketing, merchandising and operational employees as well as expenditures for advertising to promote the Company's products and services.

General and administrative expenses amounted to $671,856 for the three months ended September 30, 2000 as compared to $341,067 in 1999. The increase of $330,789 for the period primarily reflects the expenses attributable to the Company's establishment of an infrastructure to execute its business strategy. The expenses specifically resulted from the Company's investment in additional personnel including technical, administrative, marketing, merchandising and operational employees as well as expenditures for advertising to promote the Company's products and services.


INTEREST EXPENSE

Interest expense for the nine-month period ended September 30, 2000 was $46,213 as compared to $20,700 for the same period in 1999. The increase is the result of additional financing for the building of e-commerce management, facilities infrastructure and equipment acquisition.

Interest expense for the three-month period ended September 30, 2000 was $19,550 as compared to $6,750 for the same period in 1999. The increase is the result of additional financing for the building of e-commerce management, facilities infrastructure and equipment acquisition.


LOSS BEFORE INCOME TAXES

The preceding factors combined to show an increase in net loss totaling $2,248,604 for the nine-month period ended September 30, 2000 as compared to the nine-month period ended September 30, 1999. There was a net loss of $2,727,786 for the nine-month period ended September 30, 2000 as compared to a net loss of $539,182 for the comparable period in 1999.

The preceding factors combined to show an increase in net loss totaling $410,313 for the three-month period ended September 30, 2000 as compared to the three-month period ended September 30, 1999. There was a net loss of $706,921 for the three-month period ended September 30, 2000 as compared to a net loss of $296,608 for the comparable period in 1999.

LIQUIDITY OF CAPITAL RESOURCES

The Company had working deficit of $813,402 at September 30, 2000, which represented a increase in the deficit of $800,340 from the working capital deficit of $2,657 at September 30, 1999. The increase in the deficit is mainly due to the expenses incurred in establishing the infrastructure necessary to execute the Company's business strategy.


OPERATING ACTIVITIES

For the nine months ended September 30, 2000, net cash used by operating activities amounted to $2,331,794, an increase from net cash used by operating activities of $1,771,784 for the comparable period in 1999. This increase in cash used is primarily a result of the building of e-commerce management, facilities, infrastructure, and equipment acquisition.

INVESTMENT ACTIVITIES

For the nine months ended September 30, 2000, net cash used by investing activities amounted to $194,745 as compared to net cash used by investment activities of $37,963 for the comparable period in 1999. The increase in cash used is due to the expenditures for the Company's website enhancement costs.

FINANCING ACTIVITIES

The Company's financing activities include payments on borrowings, offering costs, and capital leases. Net cash of $2,552,746 was provided by financing activities for the nine months ended September 30, 2000 as compared to net cash provided by financing activities of $657,053 for the nine months ended September 30, 1999. Proceeds from the Company's Regulation D offering and from notes payable were the principal sources of cash in the current period.


CAPITAL RESOURCES

At September 30, 2000, the Company does not have any material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business.

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

PART II - OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three month period ended September 30, 2000, the Company issued 500,000 shares of common stock in connection with a private offering. These shares are not registered under the Securities Act of 1933, and have been offered under an exemption for offerings not involving a public offering.


ITEM 5.       OTHER INFORMATION

         In June, 2000, the Company cancelled the consulting services agreement that was entered into with Pinnacle Asset Management. However, the Company did not cancel the warrant that it issued to Pinnacle to purchase 500,000 shares of common stock at $.50 per share.

         In July, 2000, the Company entered into a subscription agreement pursuant to which agreement it agreed to sell 1,500,000 shares of the Company's common stock to Consulting and Strategy International, LLC ("Consulting and Strategy") and its designees, who are all accredited investors, at a purchase price of $.50 per share for an aggregate purchase price of $750,000, of which $250,000 has been paid and $500,000 was due to the Company upon the effective date of a registration statement registering the shares sold to Consulting and Strategy (the "Registration Statement"). The Company also agreed to issue two classes of warrants to Consulting and Strategy, upon Consulting and Strategy's payment to the Company of the remaining $500,000 due under the agreement, including a Class A Warrant to purchase 500,000 shares of common stock at an exercise price of $1.00 per share for payment of $500.00 and a Class B Warrant to purchase 500,000 shares of common stock at an exercise price of $1.50 per share for payment of $750.00.

         The Company subsequently amended the subscription agreement with Consulting and Strategy in October, 2000 to reduce the exercise price of the Class A and Class B warrants to $.50 per share, and to reduce the purchase price of 1,000,000 of the total 1,500,000 shares sold to Consulting and Strategy under the subscription agreement to $.35. Therefore, Consulting and Strategy is now only required to pay the Company $350,000 for the remaining 1,000,000 shares upon the effective date of the Registration Statement. In consideration of the reduction in exercise and share price, Consulting and Strategy has agreed to advance to the Company $15,000 per week to cover administrative expenses for a period of ten weeks and $150,000, the aggregate amount payable over the ten weeks, will be credited against the $350,000 due under the subscription agreement.

         On August 30, 2000, the Company entered into a consulting and financial advisory services agreement with Securities & Investment Planning Company ("Securities & Investment"), under which Securities & Investment has agreed to provide financial consulting services and assistance pertaining to possible merger and acquisition proposals and short and long-term financing. Securities & Investment will render its services to the Company on a non-exclusive basis for a period of a year from the date of the agreement in exchange for $15,000. The Company has already paid $7,500 to Securities & Investment upon execution of the agreement and is required to pay the remaining balance of $7,500 by December 31, 2000. If Securities & Investment is successful in finding financing or a suitable merger or acquisition candidate for the Company, the Company will pay them an additional fee based upon a percentage of the aggregate amount of any financing or transaction that is completed.

         In September, 2000, the Company was advised that LAMI, a for-profit affiliate of Lamaze International, is in default of its arrangement with Lamaze International. The Company has an agreement with LAMI pursuant to which it is able to market and distribute products bearing the Lamaze brand name and, in the event that LAMI remains in default, the Company may not be able to continue using the Lamaze brand name on its products. However, the Company has not been advised to cease using such name on its products.

         Since October 9, 2000, a market-maker began to quote the Company's common stock on the OTC Bulletin Board under the symbol "RSGR."


         Mr. Steven Rose tendered his resignation from his position on the Board of Directors for person reasons. His resignation is effective November 1, 2000.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        27     Financial Data Schedule

(b)      Reports on Form 8-K

         None.
                                                                             12

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:


                               THE ROSE GROUP CORPORATION
                                 OF NEVADA




Dated: November 20, 2000       By:   /s/  Sheldon R. Rose
                                  -----------------------------------------
                                     Sheldon R. Rose, President, Chief
                                     Executive Officer, and Chief Financial
                                     Officer